Form 10-Q
period 1996-03-31
CNL INCOME FUND XVIII LTD
filed 1996-05-14
CIK 943730

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                    Commission file number
                         33-90998-01
                    ----------------------


                   CNL Income Fund XVIII, Ltd.
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-3295394
- - ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- - ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------




                                   CONTENTS
                                   --------

Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Partners' Capital              2

             Notes to Condensed Financial Statements                3-4

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  5-7


Part II

  Other Information                                                 8







                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   March 31,     December 31,
                 ASSETS                               1996           1995
                                                   ---------     ------------

Cash                                                $    730      $    980
Prepaid expenses                                          20            20
Organization costs                                    10,000        10,000
Deferred syndication costs                           263,400       245,890
                                                    --------      --------

                                                    $274,150      $256,890
                                                    ========      ========

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $  2,536      $ 22,130
Due to related parties                               270,614       233,760
                                                    --------      --------
  Total liabilities                                  273,150       255,890

Partners' capital                                      1,000         1,000
                                                    --------      --------

                                                    $274,150      $256,890
                                                    ========      ========

           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                     Quarter Ended March 31, 1996 and the
                 Period February 10, 1995 (Date of Inception)
                           through December 31, 1995


                               Number of
                               Units of
                                Limited
                              Partnership      Limited     General
                            Interest Issued    Partners    Partners    Total
                            ---------------    --------    --------    ------

Balance,
  February 10, 1995
  (Date of Inception)               -           $   -       $   -      $   -

Cash contributions
  on February 22,
  1995, for general
  partners' interest                -               -        1,000      1,000
                                ------          ------      ------     ------

Balance,
  December 31, 1995                 -               -        1,000      1,000

Cash contributions                  -               -           -          -
                                ------          ------      ------     ------

Balance, March 31,
  1996                              -           $   -       $1,000     $1,000
                                ======          ======      ======     ======

           See accompanying notes to condensed financial statements.









                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  Quarter Ended March 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                            through March 31, 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1995.

      As of March 31, 1996, the Partnership was a development stage enterprise and operations had not begun.

2.    Deferred Syndication Costs:
      --------------------------

      At March 31, 1996 and December 31, 1995, syndication costs consisting of legal fees, printing and other expenses which were incurred in connection with the offering totalled $263,400 and $245,890, respectively. These syndication costs have been treated as deferred costs and, once the Partnership's offering commences, will be charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid by the general partners and will not be the responsibility of the Partnership.

3.    Related Party Transactions:
      --------------------------

      During the quarter ended March 31, 1996, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership, primarily in connection with the registration of the offering, totalling $3,372, which are included in deferred syndication costs.

      The amount due to related parties at March 31, 1996 and December 31, 1995, of $270,614 and $233,760, respectively, represents amounts due to CNL Fund Advisors, Inc. and its affiliates for organizational and offering expenses incurred on behalf of the Partnership and for accounting and administrative services. In the event the minimum offering proceeds are not received by the Partnership, the Partnership will have no obligation to repay such amounts.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership's primary investment objectives are to preserve, protect and enhance Partnership capital, while providing (i) cash distributions commencing in the initial year of Partnership operations in amounts which exceed current taxable income (due to the fact that depreciation deductions attributable to the Properties reduce taxable income even though depreciation is not a cash expenditure); (ii) an anticipated minimum level of income through the long-term rental of Properties to selected operators of certain national and regional fast-food, family-style and casual dining restaurant chains; (iii) additional income and protection against inflation by participation in certain restaurant gross sales through the receipt of percentage rent payments and, typically, automatic increases in the minimum annual rent; and (iv) capital appreciation through the potential increase in value of the Properties.

      Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995, the Partnership and CNL Income Fund XVII, Ltd. ("CNL XVII") registered for sale an aggregate of $65,000,000 of limited partnership interest (the "Units") (3,000,000 Units for CNL XVII and 3,500,000 Units for the Partnership at $10 per Unit). The offering of Units of CNL XVII commenced September 2, 1995. Pursuant to the registration statement, the Partnership's offering of Units will not commence until the offering of Units of CNL XVII has terminated. As of March 31, 1996, CNL XVII was in the offering stage; therefore, the Partnership had not commenced its offering of Units. The offering of Units of both CNL XVII and the Partnership will terminate no later than August 11, 1996, unless the general partners elect to extend the offering to a date not later than August 11, 1997, in states that permit such an extension.

      As of March 31, 1996, the Partnership had not acquired any Properties and will not acquire any Properties until its offering of Units commences and the minimum offering proceeds of $1,500,000 are received and released from escrow. Therefore, as of March 31, 1996, the Partnership had no operating history.

Liquidity and Capital Resources
- - -------------------------------

      As of March 31, 1996, the Partnership had not commenced its offering of Units. The general partners' aggregate capital contributions of $1,000 are the Partnership's sole source of capital until the Partnership commences its offering of Units.

      At March 31, 1996, the Partnership's total assets were $274,150 and $256,890, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred syndication costs during the quarter ended March 31, 1996.

      During the quarter ended March 31, 1996, affiliates of the general partners incurred on behalf of the Partnership $33,482 for certain organizational and offering expenses. As of March 31, 1996, the Partnership owed $270,614 to related parties for such amounts and for accounting and administrative services. In the event the minimum offering proceeds are not received by the Partnership, the Partnership will have no obligation to repay such amounts. Further, the general partners have agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds.

      The Partnership will utilize its net proceeds from its offering to purchase Properties. The Partnership expects to acquire Properties entirely for cash. As of April 30, 1996, the Partnership had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Partnership. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      The general partners expect that the cash to be generated from operations of all Properties, once they are acquired, will be adequate to pay operating expenses and provide distributions to partners. Distributions to the limited partners of the Partnership are expected to commence not later than the close of the first full calendar quarter after the first release of funds from escrow to the Partnership, and will be paid quarterly thereafter. There can be no assurance, however, as to the date on which distributions will commence or the amount of any distributions.

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired and the fact that the Partnership will not enter into a commitment to purchase a Property until sufficient cash is available for such purchase, the general partners do not believe that working capital reserves will be necessary at this time. The general partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

Results of Operations
- - ---------------------

      No significant operations had commenced as of April 30, 1996, because the Partnership was in its development stage.







                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.







                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND XVIII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)