Form 10-Q
period 1996-06-30
CNL INCOME FUND XVIII LTD
filed 1996-08-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               -------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                             Commission file number
                                   33-90998-01


                          CNL Income Fund XVIII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                                59-3295394
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organiza-                               Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                    32801
- ----------------------------                                  -----------------
(Address of principal                                            (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                          (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS

Part I                                                                   Page

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

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                          June 30,           December 31,
                 ASSETS                                     1996                 1995
                                                         ---------             --------

Cash                                                      $    730             $    980
Prepaid expenses                                                20                   20
Organization costs                                          10,000               10,000
Deferred syndication costs                                 344,375              245,890
                                                          --------             --------

                                                          $355,125             $256,890
                                                          ========             ========

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                          $    593             $ 22,130
Due to related parties                                     353,532              233,760
                                                          --------             --------
  Total liabilities                                        354,125              255,890

Partners' capital                                            1,000                1,000
                                                          --------             --------

                                                          $355,125             $256,890
                                                          ========             ========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL
                     Six Months Ended June 30, 1996 and the
                  Period February 10, 1995 (Date of Inception)
                            through December 31, 1995



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

Balance, June 30,
  1996                              -                  $   -            $1,000          $1,000
                                ======                 ======           ======          ======


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Quarters Ended June 30, 1996 and 1995
                   and Six Months Ended June 30, 1996 and the
                  Period February 10, 1995 (Date of Inception)
                             through March 31, 1995


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

         As of June 30, 1996, the Partnership was a development stage enterprise and operations had not begun.

2.       Deferred Syndication Costs:

         At June 30, 1996 and December 31, 1995, syndication costs consisting of legal fees, printing and other expenses which were incurred in connection with the offering totalled $344,375 and $245,890, respectively. These syndication costs have been treated as deferred costs and, once the Partnership's offering commences, will be charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid by the general partners and will not be the responsibility of the Partnership.

3.       Related Party Transactions:

         During the six months ended June 30, 1996, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership, primarily in connection with the registration of the offering, totalling $6,605, which are included in deferred syndication costs.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      Quarters Ended June 30, 1996 and 1995
                   and Six Months Ended June 30, 1996 and the
                  Period February 10, 1995 (Date of Inception)
                             through March 31, 1995


3.       Related Party Transactions - Continued:

         The amount due to related parties at June 30, 1996 and December 31, 1995, of $353,532 and $233,760, respectively, represents amounts due to CNL Fund Advisors, Inc. and its affiliates for organizational and offering expenses incurred on behalf of the Partnership and for accounting and administrative services. In the event the minimum offering proceeds are not received by the Partnership, the Partnership will have no obligation to repay such amounts.

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

         Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995, the Partnership and CNL Income Fund XVII, Ltd. ("CNL XVII") registered for sale an aggregate of $65,000,000 of limited partnership interest (the "Units") (3,000,000 Units for CNL XVII and 3,500,000 Units for the Partnership at $10 per Unit). The offering of Units of CNL XVII commenced September 2, 1995. Pursuant to the registration statement, the Partnership's offering of Units will not commence until the offering of Units of CNL XVII has terminated. As of June 30, 1996, CNL XVII was in the offering stage; therefore, the Partnership had not commenced its offering of Units. In accordance with the Partnership's prospectus, the general partners have elected to extend the offering of Units of both CNL XVII and the Partnership until a date no later than August 11, 1997.

         As of June 30, 1996, the Partnership had not acquired any Properties and will not acquire any Properties until its offering of Units commences and the minimum offering proceeds of $1,500,000 are received and released from escrow. Therefore, as of June 30, 1996, the Partnership had no operating history.

Liquidity and Capital Resources

         As of June 30, 1996, the Partnership had not commenced its offering of Units. The general partners' aggregate capital contributions of $1,000 are the Partnership's sole source of capital until the Partnership commences its offering of Units.

         At June 30, 1996, the Partnership's total assets were $355,125 and $256,890, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred syndication costs during the six months ended June 30, 1996.

         During the six months ended June 30, 1996, affiliates of the general partners incurred on behalf of the Partnership $113,166 for certain organizational and offering expenses. As of June 30, 1996, the Partnership owed $353,532 to related parties for such amounts and for accounting and administrative services. In the event the minimum offering proceeds are not received by the Partnership, the Partnership will have no obligation to repay such amounts. Further, the general partners have agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds.

         The Partnership will utilize its net proceeds from its offering to purchase Properties. The Partnership expects to acquire Properties entirely for cash. As of July 31, 1996, the Partnership had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Partnership. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

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

Results of Operations

         No significant operations had commenced as of July 31, 1996, because the Partnership was in its development stage.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1996.

                           CNL INCOME FUND XVIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner

                                    By:      /s/ James M. Seneff, Jr.
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                    By:      /s/ Robert A. Bourne
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)