Form 10-Q
period 1996-09-30
CNL INCOME FUND XVIII LTD
filed 1996-11-12
CIK 943730

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

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


                   CNL Income Fund XVIII, Ltd.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3295394
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




                                   CONTENTS
                                   --------



Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Partners' Capital              2

             Notes to Condensed Financial Statements                3-5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  6-8


Part II

  Other Information                                                 9






                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
              ASSETS                               1996             1995
                                               -------------     ------------

Cash                                              $    730         $    980
Prepaid expenses                                        20               20
Organization costs                                  10,000           10,000
Deferred syndication costs                         504,079          245,890
Other assets                                        27,304               -
                                                  --------         --------

                                                  $542,133         $256,890
                                                  ========         ========

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $  8,505         $ 22,130
Due to related parties                             532,628          233,760
                                                  --------         --------
  Total liabilities                                541,133          255,890

Partners' capital                                    1,000            1,000
                                                  --------         --------

                                                  $542,133         $256,890
                                                  ========         ========


           See accompanying notes to condensed financial statements.







                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL
                 Nine Months Ended September 30, 1996 and the
                 Period February 10, 1995 (Date of Inception)
                           through December 31, 1995


                               Number of
                               Units of
                               Limited
                              Partnership
                               Interest      Limited     General
                                Issued       Partners    Partners     Total
                              -----------    --------    --------    --------

Balance,
  February 10, 1995
  (Date of Inception)               -       $     -      $   -      $     -

Cash contributions
  on February 22,
  1995, for general
  partners' interest                -             -       1,000        1,000
                               -------      --------     ------     --------

Balance,
  December 31, 1995                 -             -       1,000        1,000

Subscriptions received
  for limited partner-
  ship units through
  public offering               60,676       606,756         -       606,756

Subscriptions held
  in escrow at
  September 30, 1996           (60,676)     (606,756)        -      (606,756)
                               -------      --------     ------     --------

Balance, September 30,
  1996                              -       $     -      $1,000     $  1,000
                               =======      ========     ======     ========


           See accompanying notes to condensed financial statements.






                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  Quarters Ended September 30, 1996 and 1995
              and Nine Months Ended September 30, 1996, and the
                 Period February 10, 1995 (Date of Inception)
                          through September 30, 1995


1.    Significant Accounting Policies:
      --------------------------------

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
      Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership is authorized to sell a maximum of 3,500,000 units ($35,000,000) of limited partnership interest. Subscriptions for 60,676 units ($606,756) of limited partnership interest had been received and were being held in escrow as of September 30, 1996.

      As of September 30, 1996, the Partnership was a development stage enterprise and operations had not begun.

2.    Deferred Syndication Costs:
      --------------------------

      At September 30, 1996 and December 31, 1995, syndication costs consisting of commissions, due diligence expense reimbursement fees, legal fees, printing and other expenses which were incurred in connection with the offering totalled $504,079 and $245,890, respectively. These syndication costs have been treated as deferred costs and, once the Partnership receives the minimum offering proceeds and funds are released from escrow, will be charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid by the general partners and will not be the responsibility of the Partnership.

3.    Related Party Transactions:
      --------------------------

      CNL Securities Corp. is entitled to receive commissions amounting to 8.5% of limited partners' contributions for services in connection with selling limited partnership interests, a substantial portion of which will be paid as commissions to other broker-dealers. As of September 30, 1996, $51,574 of such fees had been incurred.

      In addition, CNL Securities Corp. is entitled to receive a due diligence expense reimbursement fee equal to 0.5% of limited partners' contributions, a portion of which may be reallowed to other broker-dealers. As of September 30, 1996, $3,034 of such fees had been incurred.

      CNL Fund Advisors, Inc. is entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the limited partners' contributions. As of September 30, 1996, $27,304 of such fees had been incurred. This amount is included in other assets at September 30, 1996.

      During the quarter and nine months ended September 30, 1996, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership, primarily in connection with the registration of the offering, totalling $23,375 and $29,980, respectively, which are included in deferred syndication costs.

      The amounts due to related parties consisted of the following at:


                                              September 30,   December 31,
                                                  1996            1995
                                              -------------    ------------

            Due to CNL Securities Corp.:
              Commissions                       $ 51,574       $     -
              Due diligence expense
                reimbursement fee                  3,034             -
                                                 --------       --------
                                                  54,608             -
                                                 --------       --------
            Due to CNL Fund Advisors, Inc.:
              Expenditures incurred for
                organizational and offering
                expenses on behalf of the
                Partnership                      383,150        233,760
              Accounting and administrative
                services                          67,566             -
              Acquisition fees                    27,304             -
                                                --------       --------
                                                 478,020        233,760
                                                --------       --------

                                                $532,628       $233,760
                                                ========       ========

      In the event the minimum offering proceeds are not received by the Partnership, the Partnership will have no obligation to repay such amounts.

4.    Subsequent Event:
      ----------------

      As of October 11, 1996, the Partnership had received aggregate subscription proceeds of $1,733,131, which exceeded the minimum offering amount of $1,500,000, and $1,517,431 of the funds (which excluded all funds received from New York and Pennsylvania investors) were released from escrow. As of October 31, 1996, the Partnership had sold 368,665 units, representing $3,686,653 of capital contributed by limited partners and all funds received from New York and Pennsylvania investors had been released from escrow.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership's primary investment objectives are to preserve, protect and enhance Partnership capital, while providing (i) cash distributions commencing in the initial year of Partnership operations in amounts which exceed current taxable income (due to the fact that depreciation deductions attributable to the Properties reduce taxable income even though depreciation is not a cash expenditure); (ii) an anticipated minimum level of income through the long-term rental of Properties to selected operators of certain national and regional fast-food, family-style and casual dining restaurant chains; (iii) additional income and protection against inflation by participation in certain restaurant gross sales through the receipt of percentage rent payments and, typically, automatic increases in the minimum annual rent; and (iv) capital appreciation through the potential increase in value of the Properties. At September 30, 1996, the Partnership was in the process of offering units for sale and therefore was in its organizational stage.

      As of September 30, 1996, the Partnership did not own any Properties.

Liquidity and Capital Resources
-------------------------------

      The Partnership's sources of liquidity are (i) capital contributions from general and limited partners, (ii) interest earned on short-term investments prior to the purchase of Properties and distributions of net cash flow to partners, and (iii) rental payments under leases once Properties are acquired.

      Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995, the Partnership and CNL Income Fund XVII, Ltd. ("CNL XVII") registered for sale an aggregate of $65,000,000 of limited partnership interest (the "Units") (3,000,000 Units for CNL XVII and 3,500,000 Units for the Partnership at $10 per Unit). The offering of Units of CNL XVII commenced September 2, 1995 and terminated on September 19, 1996. Pursuant to the registration statement, the Partner-ship's offering of Units could not commence until the offering of Units of CNL XVII was terminated. The Partnership's offering commenced on September 20,
1996.   As  of September 30, 1996, the Partnership had received subscriptions for 60,676 Units, representing $606,756 in subscription proceeds from limited partners which were being held in escrow until the Partnership received aggregate subscription proceeds of at least $1,500,000 from the offering. As of October 11, 1996, the Partnership had received aggregate subscriptions for 173,313 Units, representing $1,733,131 in aggregate subscription proceeds from limited partners and $1,517,431 of the funds were released from escrow (which excluded all funds received from New York and Pennsylvania investors). As of October 31, 1996, the Partnership had sold 368,665 Units, representing $3,686,653 of capital contributed by limited partners and all funds received from New York and Pennsylvania investors had been released from escrow. Based on the general partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. In accordance with the Partnership's prospectus, the general partners have elected to extend the offering of Units of the Partnership until a date no later than August 11, 1997.

      At September 30, 1996, and December 31, 1995, the Partnership's total assets were $542,133 and $256,890, respectively. The increase in total assets reflects organizational and offering expenses incurred and recorded as deferred syndication costs and acquisition fees recorded as other assets during the nine months ended September 30, 1996.

      The Partnership and any joint venture in which the Partnership may become a partner or co-venturer will acquire the Properties without borrowing. Properties will be leased on a triple-net basis, meaning that tenants are generally required to pay all repairs and maintenance, property taxes, insurance and utilities. Rental payments under the leases are expected to exceed Partnership operating expenses. For these reasons, no short-term or long-term liquidity problems currently are anticipated by the general partners.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. During the operational stage, the general partners believe that the leases will generate cash flow in excess of operating expenses. Since the leases are expected generally to have an initial term of 15 to 20 years, with two or more five-year renewal options, and provide for specified percentage rent in addition to the annual base rent and, in certain cases, increases in the base rent or the percentage rent at specified times during the terms of the leases, it is anticipated that Partnership rental income will increase over time. Accordingly the general partners believe that any anticipated decrease in the Partnership's liquidity in 1996, due to its investment of available net offering proceeds in Properties, will not have an adverse effect on the Partnership's operations in 1996.

      During the nine months ended September 30, 1996, affiliates of the general partners incurred on behalf of the Partnership $186,976 for certain organizational and offering expenses. As of September 30, 1996, the Partnership owed CNL Fund Advisors, Inc., $478,020 for such amounts, for accounting and administrative services and for acquisition fees. In addition, the Partnership accrued $54,608 due to CNL Securities Corp. as of September 30, 1996, for commissions and due diligence expense reimbursement fees. As of October 31, 1996, the Partnership had reimbursed the affiliates all such amounts. The general partners have agreed to pay all organizational and offering expenses in excess of three percent of the gross offering proceeds.

      The Partnership will utilize its net proceeds from its offering to purchase Properties. The Partnership expects to acquire Properties entirely for cash. As of October 31, 1996, the Partnership had not entered into any arrangements creating a reasonable probability that a Property would be acquired by the Partnership. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      The general partners expect that the cash to be generated from operations of all Properties, once they are acquired, will be adequate to pay operating expenses and provide distributions to partners. Distributions to the limited partners of the Partnership are expected to commence in the fourth quarter of 1996 and will be paid quarterly thereafter.

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

Results of Operations
---------------------

      No significant operations had commenced as of September 30, 1996, because the Partnership was in its development stage.

      As of October 11, 1996, the Partnership had received aggregate subscription proceeds in excess of the minimum offering amount of $1,500,000 and funds were released from escrow, as described above in "Liquidity and Capital Resources". As of October 31, 1996, the Partnership had sold 368,665 Units, representing $3,686,653 of capital contributed by limited partners, and as of that date, had acquired no Properties and no commitments had been issued by the Partnership to acquire any Properties.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 8th day of November, 1996.

                              CNL INCOME FUND XVIII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)