Form 10-K
period 1996-12-31
CNL INCOME FUND XVIII LTD
filed 1997-03-20
CIK 943730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  -------------

                      Commission file number  33-90998-01


                          CNL INCOME FUND XVIII, LTD.
            (Exact name of registrant as specified in its charter)


               Florida                                  59-3295394
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)


      Registrant's telephone number, including area code:  (407) 422-1574


          Securities registered pursuant to Section 12(b) of the Act:


        Title of each class:        Name of exchange on which registered:
                None                           Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                     ---------      ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None









                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund XVIII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on February 10, 1995. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 20, 1996, the Partnership offered for sale up to $35,000,000 of limited partnership interests (the "Units") (3,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of December 31, 1996, the Partnership had sold 842,182 Units, representing $8,421,815 of capital contributions received from investors who were admitted to the Partnership as limited partners (the "Limited Partners"). Based on the General Partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. The offering of Units will terminate no later than August 11, 1997.

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1996, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $7,016,149. As of December 31, 1996, the Partnership had invested or committed for investment approximately $2,960,800 of such proceeds in two Properties (one of which was under construction) and to pay acquisition fees and certain acquisitions expenses, leaving approximately $4,055,400 of offering proceeds available for investment in Properties. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to December 31, 1996, to acquire additional Properties, to pay acquisition fees and acquisition expenses and to pay expenses relating to the sale of Units. The Properties are expected to be leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Description of Leases

      The leases of the two Properties owned by the Partnership as of December 31, 1996, provide for initial terms ranging from 15 to 20 years and are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The lease agreement entered into for the Property that was operational as of December 31, 1996, provides for minimum base annual rental payments (payable in equal monthly installments) of approximately $89,700 and provides for percentage rent equal to the amount by which six percent of annual gross sales of the restaurant exceeds the minimum annual rent for such lease year. The lease agreement entered into for the Property under construction, provides for estimated minimum base annual rental payments (payable in equal monthly installments) of approximately $170,300 and provides for percentage rent equal to the amount by which five percent of annual gross sales of the restaurant exceeds a specified amount. In addition, the lease relating to the existing Property provides that, commencing in the sixth lease year, the annual base rent required under the terms of the lease will increase by five percent and commencing in the eleventh lease year and every five years thereafter, the annual base rent required will increase by ten percent. In accordance with the lease agreement, rent relating to the Property under construction, will commence the earlier of
(i) the date a certificate of occupancy for the premises is received, (ii) the date the restaurant opens for business, or (iii) June 25, 1997.

      Both leases provide for four five-year renewal options subject to the same terms and conditions as the initial lease. The lessees also have been granted an option to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater.

      The leases also provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

Major Tenants

      Due to the facts that (i) the Partnership did not commence operations until October 12, 1996, the date following when the minimum offering proceeds of $1,500,000 were received and released from escrow, (ii) the Partnership had only acquired two Properties (one of which was under construction) as of December 31, 1996, and (iii) the Partnership is continuing to acquire Properties, it is not possible to determine which lessees or Restaurant Chains will contribute more than ten percent of the Partnership's rental income in 1997 and subsequent years. In the event that certain lessees or Restaurant Chains contribute more than ten percent of the Partnership's rental income in future years, any failure of such lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the anticipated total assets of the Partnership upon completion of the offering of Units.

Management Services

      CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to the management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership, plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food, family-style, and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties will compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      The Partnership also will be in competition with other persons and entities both to locate suitable Properties to acquire and to locate purchasers for its Properties. The Partnership also will compete with other financing sources such as banks, mortgage lenders, and sale/leaseback companies for suitable Properties and tenants.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned two Properties, one located in North Carolina and one located in Texas. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their costs, including acquisition fees and certain acquisition expenses.

      During the period January 1, 1997 through March 6, 1997, the Partnership acquired five additional Properties (four of which are under construction) for cash, at a total cost of approximately $4,735,600, excluding certain closing and development costs. In connection with the four Properties under construction, the Partnership has agreed to pay costs (including the purchase prices of the land and closing costs) of approximately $4,565,200, of which approximately $3,509,900 in land and other costs had been paid by the Partnership as of March 6, 1997. The buildings are expected to be operational by July 1997. In connection with the acquisition of each of these Properties, the Partnership entered into a long-term, triple-net lease. The leases range from 15 to 18 years and provide for renewal options of four to five five-year periods. In addition, the leases provide for the payment of minimum annual rent (payable monthly) ranging from approximately $77,900 to $148,400 and the payment of percentage rent based on sales in excess of a specified amount.

      The Partnership is negotiating to acquire additional Properties, but as of March 6, 1997, had not acquired any such Properties.

Description of Properties

      Land. As of December 31, 1996, the Partnership's two Property sites were approximately 24,400 and 50,000 square feet. Sites purchased or to be purchased by the Partnership are or will be in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. The Properties owned by the Partnership as of December 31, 1996, currently include or will include a building that is one of a Restaurant Chain's approved designs. The buildings to be acquired or constructed generally will be rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. As of December 31, 1996, the size of the existing Property is approximately 2,300 square feet and the size of the building under construction owned by the Partnership will be approximately 9,500 square feet. All buildings on Properties acquired or to be acquired by the Partnership will be freestanding and surrounded by paved parking areas. Buildings will be suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required or is expected to be required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of the leases with the Partnership's tenants, Carrols Corporation and Golden Corral Corporation, as of December 31, 1996, are described in Item 1. Business - Description of Leases.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of March 6, 1997, there were 704 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price to be paid for any Unit transferred pursuant to the Plan has been $10.00 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. For the year ended December 31, 1996, no Units were transferred other than pursuant to the Plan. The Partnership will not redeem or repurchase Units.

      The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For the year ended December 31, 1996, the Partnership declared cash distributions of $57,846 to the Limited Partners. No amounts distributed to partners for the year ended December 31, 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. These distributions were declared during the quarter ended December 31, 1996, the first quarter in which Limited Partners were admitted to the Partnership. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

      For the period February 10, 1995 (date of inception) through October 11, 1996, the Partnership did not make any cash distributions because operations had not commenced.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                                          For the Period
                                                           February 10,
                                                           1995 (date of
                                                            inception)
                                           Year Ended         through
                                          December 31,      December 31,
                                              1996              1995
                                          ------------    --------------

    Revenues                               $   31,614         $     -
    Net income                                 26,910               -
    Cash distributions
      declared (2)                             57,846               -
    Net income per Unit                           .05               -
    Cash distributions
      declared per Unit (2)                       .11               -
    Weighted average number of
      Limited Partner Units
      outstanding (3)                         503,436               -

                                          December 31,      December 31,
                                              1996              1995
                                          ------------      ------------

    Total assets                           $7,240,324        $  256,890
    Total partners' capital                 6,996,213             1,000


    (1) Operations did not commence until October 12, 1996, the date following when the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow.

    (2) Approximately 53% of cash distributions ($0.06 per Unit) for the year ended December 31, 1996, represents a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net income on a GAAP basis. The Partnership has not treated such amount as a return of capital for purposes of calculating the Limited Partners' return on their invested capital contributions.

    (3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants are to be constructed, to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership's primary investment objectives are to preserve, protect and enhance Partnership capital, while providing (i) cash distributions commencing in the initial year of Partnership operations in amounts which exceed current taxable income (due to the fact that depreciation deductions attributable to the Properties reduce taxable income even though depreciation is not a cash expenditure); (ii) an anticipated minimum level of income through the long-term rental of Properties to selected operators of certain national and regional fast-food, family-style and casual dining Restaurant Chains; (iii) additional income and protection against inflation by participation in certain restaurant gross sales through the receipt of percentage rent payments and, typically, automatic increases in the minimum annual rent; and (iv) capital appreciation through the potential increase in value of the Properties.


      As of December 31, 1996, the Partnership owned two Properties, one of which was under construction.

Liquidity and Capital Resources

      On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 Units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of December 31, 1996, the Partnership had sold 842,182 Units, representing $8,421,815 of capital contributed by the Limited Partners. Based on the General Partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. The offering will terminate not later than August 11, 1997.

      As of December 31, 1996, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $7,016,149. Of this amount, the Partnership had invested or committed for investment approximately $2,960,800 of such proceeds in two Properties (one of which was under construction as of December 31, 1996), and to pay acquisition fees and certain acquisition expenses, leaving approximately $4,055,400 of offering proceeds available for investment in Properties.

      In connection with the Property under construction acquired by the Partnership as of December 31, 1996, the Partnership has entered into a development agreement with the tenant which provides terms and specifications for the construction of a building that the tenant has agreed to lease. The agreement provides a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The maximum development costs the Partnership has agreed to pay is approximately $1,684,600, of which approximately $579,700 in land and other costs had been incurred as of December 31, 1996. The building currently under construction is expected to be operational by June 1997. In connection with the purchase of this Property, the Partnership, as lessor entered into a long-term lease agreement.

      As of March 6, 1997, the Partnership had sold a total of 1,503,434 Units, for an aggregate of $15,034,343 in gross offering proceeds and had invested or committed for investment approximately $8,900,000 of such proceeds in seven Properties and to pay acquisition fees and certain acquisition expenses, leaving approximately $4,100,000 in net offering proceeds available for investment in Properties. As of March 6, 1997, the Partnership had incurred $676,545 in acquisition fees to an affiliate of the General Partners.

      During the period January 1, 1997 through March 6, 1997, the Partnership acquired five additional Properties (four of which are under construction) for cash, at a total cost of approximately $4,735,600, excluding certain closing and development costs. In connection with the four Properties under construction, the Partnership has agreed to pay development costs (including the purchase prices of the land and closing costs) of approximately $4,565,200, of which approximately $3,509,900 in land and other costs had been paid by the Partnership as of March 6, 1997. The buildings are expected to be operational by July 1997. In connection with the acquisition of each of these Properties, the Partnership entered into a long-term, triple-net lease.

      The Partnership presently is negotiating to acquire additional Properties, but as of March 6, 1997, had not acquired any such Properties.
The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to March 6, 1997, to acquire additional Properties, to pay acquisition fees and acquisition expenses and to pay expenses relating to the sale of Units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners or under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties.


Affiliates of the General Partners from time to time incur certain expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the General Partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At December 31, 1996, the Partnership had $5,371,325 invested in such short-term investments, as compared to $980 at December 31, 1995. The increase in the amount invested in short-term investments reflects subscription proceeds derived from the sale of Units during the year ended December 31, 1996. These funds will be used to pay costs relating to the Property under construction at December 31, 1996, to purchase and develop additional Properties, to pay syndication and acquisition costs, to pay distributions, to meet the Partnership's working capital and other needs and, in the General Partners' discretion, to create cash reserves.

      During the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, affiliates of the General Partners incurred on behalf of the Partnership $285,858 and $196,174, respectively, for certain organizational and offering expenses. In addition, during 1996, affiliated incurred $18,036 for certain acquisition expenses and $893 for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $83,889 and $233,760, respectively, to related parties for such amounts, fees and other reimbursements. Amounts payable to other parties, including distributions payable, increased to $160,222 at December 31, 1996, as compared to $22,130 at December 31, 1995, primarily as a result of incurring additional offering expenses during 1996 and accruing distributions payable to limited partners as of December 31, 1996. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      During the year ended December 31, 1996, the Partnership generated cash from operations (which includes interest received, less cash paid for expenses) of $27,146. Cash from operations is expected to increase significantly in 1997 as (i) the Partnership invests its net offering proceeds in additional Properties, (ii) the Property that was owned, but under construction, as of December 31, 1996, becomes operational and (iii) the existing Property, purchased on December 27, 1996, is operational for a full year. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $57,846 for the year ended December 31, 1996 (representing distributions of $0.11 per Unit based on the weighted average number of Units outstanding during the period the Partnership was operational). No amounts distributed or to be distributed to the Limited Partners for the year ended December 31, 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

      The General Partners have obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property; therefore, the General Partners believe that the Properties the Partnership
owned as of December 31, 1996, are adequately covered by insurance.    The
Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will generate cash flow in excess of operating expenses. Partnership net income is expected to increase throughout 1997, as rental income increases, due to (i) the acquisition of additional Properties, (ii) the Property under construction at December 31, 1996 becoming operational and (iii) the existing Property, purchased on December 27, 1996, being operational for a full year. Accordingly, the General Partners believe that the anticipated decrease in the Partnership's liquidity in 1997, due to its investment of net offering proceeds in additional Properties and the payment of construction costs for the Property under construction at December 31, 1996, will not have an adverse effect on the Partnership's operations during 1997.

      Due to low operating expenses, ongoing cash flow from rental income obtained from Properties after they are acquired and the fact that the Partnership will not enter into a commitment to purchase a Property until sufficient cash is available for such purchase, the General Partners do not believe that working capital reserves are necessary at this time. In addition, due to the fact that both of the leases for the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      No significant operations commenced until the Partnership received and released from escrow the minimum offering proceeds of $1,500,000 on October 11, 1996.

      As of December 31, 1996, the Partnership had purchased two Properties (one of which is under construction), and entered into lease agreements with Carrols Corporation relating to the existing Property and Golden Corral Corporation relating to the Property under construction at December 31, 1996. The lease agreement entered into for the existing Property provides for minimum base annual rental payments (payable in equal monthly installments) of approximately $89,700 and provides for percentage rent equal to the amount by which six percent of annual gross sales of the restaurant exceeds the minimum annual rent for such lease year. The lease agreement entered into for the Property under construction, provides for estimated minimum base annual rental payments (payable in equal monthly installments) of approximately $170,300 and provides for percentage rent equal to the amount by which five percent of annual gross sales of the restaurant exceeds a specified amount. In addition, the lease relating to the existing Property provides that, commencing in the sixth lease year, the annual base rent required under the terms of the lease will increase by five percent and commencing in the eleventh lease year and every five years thereafter, the annual base rent required will increase by ten percent. In accordance with the lease agreement relating to the Property under construction, rent will commence the earlier of (i) the date a certificate of occupancy for the premises is received, (ii) the date the restaurant opens for business, or (iii) June 25, 1997. The Partnership earned $1,373 in rental income during the year ended December 31, 1996, attributable to the existing Property purchased on December 27, 1996. For further description of the Partnership's leases and Properties owned as of December 31, 1996, see Item 1. Business - Description of Leases and Item 2. Properties, respectively.

      Due to the fact that as of December 31, 1996, the Partnership had only acquired two Properties and the Partnership anticipates acquiring additional Properties, it is not possible to determine which lessees or Restaurant Chains will contribute more than ten percent of the Partnership's rental income during 1997 and subsequent years. In the event that certain lessees or Restaurant Chains contribute more than ten percent of the Partnership's rental income in future years, any failure of such lessees or Restaurant Chains could materially effect the Partnership's income.

      During the year ended December 31, 1996, the Partnership earned $30,241 in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties, the Property under construction becomes operational, and the existing Property acquired during 1996 becomes operational for a full year, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization expense, were $4,704 for the year ended December 31, 1996. The dollar amount of operating expenses is expected to increase, and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, in 1997 as the Partnership acquires additional Properties.

      The Partnership's leases as of December 31, 1996, and the leases the Partnership expects to enter into, are or are expected to be on a triple-net basis and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

      This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in local real estate conditions, continued availability of proceeds from the Partnership's offering, the ability of the Partnership to locate suitable tenants for its Properties and the ability of tenants to make payments under their respective leases.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                      Page
                                                                      ----

Report of Independent Accountants                                      11

Financial Statements:

  Balance Sheets                                                       12

  Statements of Income                                                 13

  Statements of Partners' Capital                                      14

  Statements of Cash Flows                                             15

  Notes to Financial Statements                                        17



                       Report of Independent Accountants
                       ---------------------------------




To the Partners
CNL Income Fund XVIII, Ltd.


We have audited the financial statements and the financial statement schedule of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    /s/COOPERS & LYBRAND L.L.P.



Orlando, Florida
February 3, 1997


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                          December 31,
                ASSETS                                 1996          1995
                ------                              ----------    ----------

Land and buildings on operating leases,
  less accumulated depreciation                     $1,530,768    $       -
Cash and cash equivalents                            5,371,325           980
Receivables                                              3,711            -
Organization costs, less accumulated
  amortization of $411 in 1996                           9,589        10,000
Deferred syndication costs                                  -        245,890
Other assets                                           324,931            20
                                                    ----------    ----------

                                                    $7,240,324    $  256,890
                                                    ==========    ==========

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Accounts payable                                    $  104,514    $   22,130
Distributions payable                                   55,708            -
Due to related parties                                  83,889       233,760
                                                    ----------    ----------
    Total liabilities                                  244,111       255,890

Commitment (Note 9)

Partners' capital                                    6,996,213         1,000
                                                    ----------    ----------

                                                    $7,240,324    $  256,890
                                                    ==========    ==========


                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                                                February 10,
                                                                 1995 (Date
                                                                of Inception)
                                                 Year Ended       through
                                                December 31,     December 31,
                                                    1996            1995
                                                ------------    -------------

Revenues:
  Rental income from operating
    lease                                         $  1,373       $     -
  Interest income                                   30,241             -
                                                  --------       --------
                                                    31,614             -
                                                  --------       --------

Expenses:
  General operating and admini-
    strative                                         3,980             -
  Management fee to related party                       12             -
  Depreciation and amortization                        712             -
                                                  --------       --------
                                                     4,704             -
                                                  --------       --------

Net Income                                        $ 26,910       $     -
                                                  ========       ========

Allocation of Net Income:
  General partners                                $     (7)      $     -
  Limited partners                                  26,917             -
                                                  --------       --------

                                                  $ 26,910       $     -
                                                  ========       ========

Net Income Per Limited Partner
  Unit                                            $   0.05        $     -
                                                  ========       ========

Weighted Average Number of Limited
  Partner Units Outstanding                        503,436              -
                                                  ========       ========


                See accompanying notes to financial statements.

                                         CNL INCOME FUND XVIII, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                 Year Ended December 31, 1996 and the Period
                                    February 10, 1995 (Date of Inception)
                                          through December 31, 1995


                          General Partners                    Limited Partners
                          -----------------  -------------------------------------------------
                                    Accumu-                              Accumu-
                           Contri-  lated      Contri-      Distri-      lated     Syndication
                           butions  Losses     butions      butions     Earnings      Costs       Total
                           ------- --------  -----------  -----------  ----------  ----------- -----------
Balance, February 10, 1995
  (Date of Inception)       $   -   $    -   $        -   $        -   $       -   $        -  $        -

  Contributions from
    general partners         1,000       -            -            -           -            -        1,000
                            ------  -------  -----------  -----------  ----------  ----------- -----------

Balance, December 31, 1995   1,000       -            -            -           -            -        1,000

  Contributions from
    limited partners            -        -     8,421,815           -           -            -    8,421,815
  Distributions to limited
    partners ($0.11 per
    limited partner unit)       -        -            -       (57,846)         -            -      (57,846)
  Syndication costs             -        -            -            -           -    (1,395,666) (1,395,666)
  Net income                    -        (7)          -            -       26,917           -       26,910
                            ------  -------  -----------  -----------  ----------  ----------- -----------

Balance, December 31, 1996  $1,000  $    (7) $ 8,421,815  $   (57,846) $   26,917  $(1,395,666)$ 6,996,213
                            ======  =======  ===========  ===========  ==========  =========== ===========


                               See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                February 10,
                                                                 1995 (Date
                                                                of Inception)
                                                 Year Ended       through
                                                December 31,     December 31,
                                                    1996            1995
                                                ------------    -------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Cash Flows From Operating Activities:
      Interest received                          $    30,241    $        -
      Cash paid for expenses                          (3,095)            -
                                                 -----------    -----------
          Net cash provided by (used in)
            operating activities                      27,146             -
                                                 -----------    -----------

    Cash Flows From Investing Activities:
      Additions to land and buildings on
        operating leases                          (1,533,446)            -
      Increase in other assets                      (276,848)            -
      Other                                             (107)           (20)
                                                 -----------    -----------
          Net cash used in investing
            activities                            (1,810,401)           (20)
                                                 -----------    -----------

    Cash Flows From Financing Activities:
      Reimbursement of acquisition,
        organization and syndication
        costs paid by related parties on
        behalf of the Partnership                   (497,420)            -
      Contributions from general partners                 -           1,000
      Contributions from limited partners          8,498,815             -
      Distributions to limited partners               (2,138)            -
      Payment of syndication costs                  (845,657)            -
                                                 -----------    -----------
          Net cash provided by financing
            activities                             7,153,600          1,000
                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents          5,370,345            980

Cash and Cash Equivalents at Beginning
  of Period                                              980             -
                                                 -----------    -----------

Cash and Cash Equivalents at End of Period       $ 5,371,325    $       980
                                                 ===========    ===========


                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                February 10,
                                                                 1995 (Date
                                                                of Inception)
                                                 Year Ended       through
                                                December 31,     December 31,
                                                    1996            1995
                                                ------------    -------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

    Net income                                   $    26,910    $        -
                                                 -----------    -----------
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation                                     301             -
        Amortization                                     411             -
        Increase in receivables                       (1,227)            -
        Increase in accounts payable                      57             -
        Increase in due to related
          parties, excluding reimbursement
          of acquisition, organization
          and syndication costs paid on
          behalf of the Partnership                      820             -
        Other                                           (126)            -
                                                 -----------    -----------
            Total adjustments                            236             -
                                                 -----------    -----------

Net Cash Provided by Operating Activities        $    27,146    $        -
                                                 ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition, organization and
      syndication costs on behalf of
      the Partnership as follows:
        Acquisition costs                        $    18,036    $        -
        Organization costs                                -          10,000
        Syndication costs                            285,858        186,174
                                                 -----------    -----------

                                                 $   303,894    $   196,174
                                                 ===========    ===========

    Distributions declared and unpaid at
      December 31                                $    55,708    $        -
                                                 ===========    ===========


                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants are to be constructed, to be leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership is authorized to sell a maximum of 3,500,000 units ($35,000,000) of limited partnership interest. A total of 842,182 units ($8,421,815) of limited partnership interest had been sold as of December 31, 1996.

      The Partnership was a development stage enterprise from February 10, 1995 through October 11, 1996. Since operations had not begun, activities through October 11, 1996, were devoted to organization of the Partnership.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      When the properties are sold, the related cost and accumulated depreciation, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income.
      The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Organization Costs - Organization costs are amortized over five years using the straight-line method upon commencement of operations.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


1.    Significant Accounting Policies - Continued:
      -------------------------------------------

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 4).

      Weighted Average Number of Limited Partner Units Outstanding -Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position.


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


2.    Leases:
      ------

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial
      Accounting Standards No. 13, "Accounting for Leases." As of December 31, 1996, the Partnership's leases were classified as operating leases. The leases have initial terms of 15 to 20 years and provide for minimum and contingent rentals. One of the leases provides for scheduled rent increases over the term of the lease. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options allow the tenants to renew the leases for four successive five-year periods subject to the same terms and conditions as the initial lease. The leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:

                                                   1996          1995
                                                ----------    ----------

            Land                                $  852,578    $       -
            Building                               659,134            -
                                                ----------    ----------
                                                 1,511,712            -
            Less accumulated
              depreciation                            (301)           -
                                                ----------    ----------
                                                 1,511,411            -
            Construction in progress                19,357            -
                                                ----------    ----------

                                                $1,530,768    $       -
                                                ==========    ==========


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


3.    Land and Buildings on Operating Leases - Continued:
      --------------------------------------------------

      The following is a schedule of the future minimum lease payments to be received on the noncancellable operating lease for the property that was operational as of December 31, 1996:

            1997                                              $   89,688
            1998                                                  89,688
            1999                                                  89,688
            2000                                                  89,688
            2001                                                  89,688
            Thereafter                                         1,556,851
                                                              ----------

                                                              $2,005,291
                                                              ==========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the lease based on a percentage of tenant's gross sales. The amounts also do not include minimum lease payments that will become due when the property under development is completed (see Note 9).

4.    Syndication Costs:
      -----------------

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $1,395,666 for the year ended December 31, 1996. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


5.    Allocations and Distributions:
      -----------------------------

      Generally, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, are made 95 percent to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners will be subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners' 8% Return"). During the year ended December 31, 1996, the Partnership declared distributions to the limited partners of $57,846. No distributions have been made to the general partners to date.

      Generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) is allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99 percent to the limited partners and one percent to the general partners. All deductions for depreciation and amortization are allocated 99 percent to the limited partners and one percent to the general partners.

      Net sales proceeds from the sale of a property generally will be distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners will then receive a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

      Any gain from the sale of a property will be, in general, allocated in the same manner as net sales proceeds are distributable. Any loss will be allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


6.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                                      1996        1995
                                                    --------    --------

            Net income for financial
              reporting purposes                    $ 26,910    $     -

            Depreciation for tax
              reporting purposes
              in excess of depreci-
              ation for financial
              reporting purposes                        (386)         -

            Capitalization of admini-
              strative expenses for
              tax reporting purposes                   3,662          -

            Accrued rental income                       (146)         -

            Amortization for financial
              reporting purposes in
              excess of amortization
              for tax reporting purposes                 183          -
                                                    --------    --------

            Net income for federal
              income tax purposes                   $ 30,223    $     -
                                                    ========    ========


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


7.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp. and CNL Fund Advisors, Inc.

      CNL Securities Corp. is entitled to receive selling commissions amounting to 8.5% of the total amount raised from the sale of units of limited partnership interest for services in connection with the formation of the Partnership and the offering of units, a substantial portion of which is paid as commissions to other broker-dealers. As of December 31, 1996, the Partnership had incurred $715,854 as syndication costs for such fees, of which $673,534 was or will be reallowed to other broker-dealers.

      In addition, CNL Securities Corp. is entitled to receive a due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of units of limited partnership interest, a portion of which may be reallowed to other broker-dealers and from which all due diligence expenses will be paid. As of December 31, 1996, the Partnership had incurred $42,109 of such fees, the majority of which was reallowed to other broker-dealers for payment of bona fide due diligence expenses were or will be paid.

      CNL Fund Advisors, Inc. will be entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the total amount raised from the sale of units of limited partnership interest. As of December 31, 1996, the Partnership had incurred $378,982 of such fees. Such fees are included in land and buildings on operating leases and other assets.

      The Partnership and CNL Fund Advisors, Inc. have entered into a management agreement pursuant to which CNL Fund Advisors, Inc. will receive annual management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures.
      The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


7.    Related Party Transactions - Continued:
      --------------------------------------

      in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. As of December 31, 1996, the Partnership had incurred $12 for such management fees.

      During the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, the expenses incurred for these services were classified as follows:

                                                      1996        1995
                                                    --------    --------

            Syndication costs                       $106,887    $ 37,586
            General operating and
              administrative expenses                  2,980          -
                                                    --------    --------

                                                    $109,867    $ 37,586
                                                    ========    ========


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


7.    Related Party Transactions - Continued:
      --------------------------------------

      The due to related parties consisted of the following at December 31:

                                                      1996        1995
                                                    --------    --------

            Due to CNL Securities Corp.:
              Commissions                           $ 44,186    $     -
              Marketing support and due
                diligence expense reim-
                bursement fee                          2,599          -
                                                    --------    --------
                                                      46,785          -
                                                    --------    --------

            Due to CNL Fund Advisors, Inc.
              and its affiliates:
                Expenditures incurred
                  on behalf of the
                  Partnership                          2,788     196,174
                Acquisition fees                      23,392          -
                Accounting and admini-
                  strative services                   10,912      37,586
                Management fees                           12          -
                                                    --------    --------
                                                      37,104     233,760
                                                    --------    --------

                                                    $ 83,889    $233,760
                                                    ========    ========

8.    Concentration of Credit Risk:
      ----------------------------

      Rental income due from Carrols Corporation, which operates a Burger King restaurant, represented all of the Partnership's rental income for the year ended December 31, 1996. The percentage of total rental income contributed by this lessee and restaurant chain will decrease as additional properties are acquired and leased in 1997 and subsequent years and the property under construction at December 31, 1996 becomes operational.

9.    Commitment:
      ----------

      The Partnership has entered into a development agreement with a tenant which provides terms and specifications for the construction of the building that the tenant has agreed to lease. The agreement provides a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum


                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Year Ended December 31, 1996 and the Period
                     February 10, 1995 (Date of Inception)
                           through December 31, 1995


9.    Commitment - Continued:
      ----------------------

      development costs the Partnership has agreed to pay is approximately $1,684,600, of which approximately $579,700 in land and other costs had been incurred as of December 31, 1996. The building under construction is currently expected to be operational by June 1997. The lease agreement for this property has substantially the same terms as those described in Note 2.

10.   Subsequent Events:
      -----------------

      During the period January 1, 1997 through February 3, 1997, the Partnership received capital contributions for an additional 273,094 units ($2,730,941) of limited partnership interest.

      In addition, during the period January 1, 1997 through February 3, 1997, the Partnership acquired five additional properties for cash, at a total cost of approximately $4,735,600 (excluding certain closing and development costs). In connection with the four properties under construction, the Partnership has agreed to pay development costs (including the purchase prices of the land and closing costs) of approximately $4,565,200, of which approximately $3,509,900 in land and other costs had been paid by the Partnership as of February 3, 1997.
      The buildings are expected to be operational by July 1997. In connection with the acquisition of each of these properties, the Partnership entered into a long-term, triple-net lease. The leases range from 15 to 18 years and provide for renewal options of four to five five-year periods. In addition, the leases provide for the payment of minimum annual rent (payable monthly) ranging from approximately $77,900 to $148,400 and the payment of percentage rent based on sales in excess of a specified amount.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which serves as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp. (the managing dealer of the offering), President and a director of CNL



Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner.
Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Fund Advisors, Inc., is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of the managing dealer, CNL Securities Corp., and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price



Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 6, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of March 6, 1997, the beneficial ownership interests of the General Partners in the Registrant.


     Title of Class             Name of Partner         Percent of Class
     --------------             ---------------         ----------------

General Partnership Interests   James M. Seneff, Jr.            45%
                                Robert A. Bourne                45%
                                CNL Realty Corporation          10%
                                                               ----
                                                               100%
                                                               ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.


                                                            Amount Incurred
 Type of Compensation                                     For the Year Ended
      and Recipient          Method of Computation         December 31, 1996
----------------------       ---------------------       ---------------------

Selling commissions to      Commissions of 8.5%         $715,854, of which
CNL Securities Corp.,       per Unit on all Units       $673,534 was reallowed
as managing dealer of       sold, up to eight           to other broker-
the Partnership's           percent of which may        dealers
offering of Units           be reallowed to other
                            dealers with respect
                            to Units sold by such
                            dealers.

Due diligence expense       Fee equal to 0.5% of        $42,109, the majority
reimbursement fee to        gross offering              of which was reallowed
CNL Securities Corp.        proceeds, a portion of      to other broker-
                            which may be reallowed      dealers for the
                            to other dealers and        payment of bona fide
                            from which all due          due diligence expenses
                            diligence expenses          were paid.
                            will be paid.



                                                            Amount Incurred
 Type of Compensation                                     For the Year Ended
      and Recipient          Method of Computation         December 31, 1996
----------------------       ---------------------       ---------------------

Reimbursement to            Actual  expenses            $392,745
General Partners and        incurred, except that
their affiliates for        the General Partners
organizational and          will pay all such
offering expenses           expenses in excess of
incurred in connection      three percent of the
with the Partnership's      gross offering
offering of Units           proceeds.

Acquisition fees and        Fees equal to 4.5% of       Acquisition fees:
expenses to CNL Fund        gross offering              $378,982
Advisors, Inc.              proceeds to CNL Fund
                            Advisors, Inc., plus        Acquisition expenses:
                            reimbursement to the        $18,036
                            General Partners and
                            their affiliates for
                            expenses actually
                            incurred.

Reimbursement to CNL        Operating expenses are      Operating expenses
Fund Advisors, Inc.         reimbursed at the           incurred on behalf of
and affiliates for          lower of cost or 90         the Partnership: $893
operating expenses          percent of the
                            prevailing rate at          Accounting and
                            which comparable            administrative
                            services could have         services: $2,980
                            been obtained in the
                            same geographic area.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.

Annual management fee       One percent of the sum      $12
to CNL Fund Advisors,       of gross revenues
Inc.                        (excluding noncash
                            lease accounting
                            adjustments) from
                            Properties wholly
                            owned by the
                            Partnership plus the
                            Partnership's
                            allocable share of
                            gross revenues of
                            joint ventures in
                            which the Partnership
                            is a co-venturer.  The
                            management fee, which
                            will not exceed
                            competitive fees for
                            comparable services in
                            the same geographic
                            area, may or may not
                            be taken, in whole or
                            in part as to any
                            year, in the sole
                            discretion of CNL Fund
                            Advisors, Inc.  All or
                            any portion of the
                            management fee not
                            taken as to any fiscal
                            year shall be deferred
                            without interest and
                            may be taken in such
                            other fiscal year as
                            CNL Fund Advisors,
                            Inc. shall determine.


                                                            Amount Incurred
 Type of Compensation                                     For the Year Ended
      and Recipient          Method of Computation         December 31, 1996
----------------------       ---------------------       ---------------------

Deferred, subordinated      A deferred,                 $ - 0 -
real estate                 subordinated real
disposition fee             estate disposition
payable to CNL Fund         fee, payable upon sale
Advisors, Inc.              of one or more
                            Properties, in an
                            amount equal to the
                            lesser of (i) one-half
                            of a competitive real
                            estate commission, or
                            (ii) three percent of
                            the sales price of
                            such Property or
                            Properties.  Payment
                            of such fee shall be
                            made only if CNL Fund
                            Advisors, Inc.
                            provides a substantial
                            amount of services in
                            connection with the
                            sale of a Property or
                            Properties and shall
                            be subordinated to
                            certain minimum
                            returns to the limited
                            partners.

General Partners'           A deferred,                 $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to five percent
Partnership net cash        of Partnership
flow                        distributions of net
                            cash flow,
                            subordinated to
                            certain minimum
                            returns to the limited
                            partners.

General Partners'           A deferred,                 $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to five percent
Partnership net sales       of Partnership
proceeds from a sale        distributions of such
or sales                    net sales proceeds,
                            subordinated to
                            certain minimum
                            returns to the limited
                            partners.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

            Statements of Partners' Capital for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

            Statements of Cash Flows for the year ended December 31, 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

            Notes to Financial Statements

      2.  Financial Statement Schedule

            Schedule III - Real Estate and Accumulated Depreciation at
                           December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                    at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

            10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Filed herewith.)

      (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.

                                    CNL INCOME FUND XVIII, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR., President


                                    By:   ROBERT A. BOURNE
                                          General Partner
                                          /s/ Robert A. Bourne
                                          ------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.







      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                    Title                      Date
        ---------                    -----                      ----

/s/ Robert A. Bourne       President,  Treasurer           March 18, 1997
--------------------       and  Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer,        March 18, 1997
------------------------   Chairman and Director
James M. Seneff, Jr.       (Principal Executive
                           Officer)



                                         CNL INCOME FUND XVIII, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           -------------------------------------------------------

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                            Subsequent
                                                    Initial Cost          To Acquisition
                                             ------------------------  -------------------
                                                          Buildings
                                     Encum-                  and        Improve-  Carrying
                                    brances     Land     Improvements    ments     Costs
                                    -------  ----------- ------------  ---------  --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Kinston, North Carolina            -    $  260,802   $  659,134  $       -  $     -

    Golden Corral Family
      Steakhouse Restaurant:
        Houston, Texas                   -       591,776           -       19,357       -
                                              ----------   ----------  ---------- --------

                                              $  852,578   $  659,134  $   19,357 $     -
                                              ==========   ==========  ========== ========






                                                                                Life
      Gross Amount at Which Carried                                           on Which
           at Close of Period                                               Depreciation
 --------------------------------------                                      In Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
    Land      Improvements     Total     Depreciation  struction  Acquired    Computed
 -----------  ------------  -----------  ------------  ---------  --------  ------------





  $  260,802    $  659,134   $  919,936    $   301        1994      12/96      (d)



     591,776        19,357      611,133         -          (c)      12/96      (e)
  ----------    ----------   ----------    -------

  $  852,578    $  678,491   $1,531,069    $   301
  ==========    ==========   ==========    =======




                                      F-1







                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996 are summarized as follows:

                                                   Accumulated
                                                     Cost (b)    Depreciation
                                                   ------------  ------------

             Properties the Partnership
               has Invested in Under
               Operating Leases:

                 Balance, December 31, 1995         $        -    $        -
                 Acquisitions                         1,531,069            -
                 Depreciation expense                        -            301
                                                    -----------   -----------

                 Balance, December 31, 1996         $ 1,531,069   $       301
                                                    ===========   ===========


(b) Cost for federal income tax purposes is the same as cost for financial reporting purposes. The leases are treated as operating leases for federal income tax purposes.

(c)    Scheduled for completion in 1997.


(d) Depreciation expense is computed for buildings based upon estimated lives of 30 years.

(e) Property was not placed in service as of December 31, 1996; therefore, no depreciation was taken.


                                      F-2







                                   EXHIBITS



                                 EXHIBIT INDEX
                                 -------------


  Exhibits                                                            Page
  --------                                                            ----

     3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

     4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

     4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
               4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

    10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Filed herewith.)



                                       i