Form 10-Q
period 1997-03-31
CNL INCOME FUND XVIII LTD
filed 1997-05-15
CIK 943730

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


                            Commission file number
                                  33-90998-01


                         CNL Income Fund XVIII, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                             59-3295394
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No











                                   CONTENTS


Part I                                                               Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4-5

             Notes to Condensed Financial Statements                 6-12

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   13-17


Part II

  Other Information                                                  18










                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
              ASSETS                                1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $ 8,231,628    $ 1,530,768
Net investment in direct financing
  lease                                              651,984             -
Cash and cash equivalents                          6,079,177      5,371,325
Receivables                                           78,257          3,711
Prepaid expenses                                         900             -
Organization costs, less accumulated
  amortization of $911 and $411                        9,089          9,589
Accrued rental income                                  6,504             -
Other assets                                         363,240        324,931
                                                 -----------    -----------

                                                 $15,420,779    $ 7,240,324
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    70,480    $   104,514
Accrued construction costs payable                   686,342             -
Distributions payable                                154,476         55,708
Due to related parties                               141,104         83,889
Rents paid in advance                                118,189             -
                                                 -----------    -----------
  Total liabilities                                1,170,591        244,111

Commitments (Note 8)

Partners' capital                                 14,250,188      6,996,213
                                                 -----------    -----------

                                                 $15,420,779    $ 7,240,324
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                         Quarters Ended
                                                            March 31,
                                                        1997         1996
                                                     ---------     ---------

Revenues:
  Rental income from operating leases                $  52,230     $      -
  Earned income from direct financing
    leases                                               1,113            -
  Interest                                              42,871            -
                                                     ---------     ---------
                                                        96,214            -
                                                     ---------     ---------

Expenses:
  General operating and administrative                  16,685            -
  Professional services                                  5,896            -
  Management fees to related party                       1,212            -
  State and other taxes                                    416            -
  Depreciation and amortization                          9,828            -
                                                     ---------     ---------
                                                        34,037            -
                                                     ---------     ---------

Net Income                                           $  62,177     $      -
                                                     =========     =========

Allocation of Net Income:
  General partners                                   $     (98)    $      -
  Limited partners                                      62,275            -
                                                     ---------     ---------

                                                     $  62,177     $      -
                                                     =========     =========

Net Income Per Limited Partner Unit                  $    0.05     $      -
                                                     =========     =========

Weighted Average Number of Limited
  Partner Units Outstanding                          1,252,970            -
                                                     =========     =========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                              Quarter Ended       Year Ended
                                                March 31,        December 31,
                                                  1997               1996
                                              -------------      ------------

General partners:
  Beginning balance                            $       993       $     1,000
  Contributions                                         -                 -
  Net income                                           (98)               (7)
                                               -----------       -----------
                                                       895               993
                                               -----------       -----------

Limited partners:
  Beginning balance                              6,995,220                -
  Contributions                                  8,315,063         8,421,815
  Syndication costs                               (968,789)       (1,395,666)
  Net income                                        62,275            26,917
  Distributions ($0.12 and $0.11
    per weighted average limited
    partner unit, respectively)                   (154,476)          (57,846)
                                               -----------       -----------
                                                14,249,293         6,995,220
                                               -----------       -----------

Total partners' capital                        $14,250,188       $ 6,996,213
                                               ===========       ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                                        Quarter Ended
                                                          March 31,
                                                    1997              1996
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   189,772      $        -
                                                 -----------      -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                  (5,953,421)              -
        Investment in direct
          financing leases                          (651,984)              -
        Increase in other assets                     (38,309)              -
        Other                                            107               -
                                                 -----------      -----------
            Net cash used in
              investing activities                (6,643,607)              -
                                                 -----------      -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                        (177,493)              -
        Contributions from limited
          partners                                 8,258,063               -
        Distributions to limited
          partners                                   (55,708)              -
        Payment of syndication costs                (863,175)              -
        Other                                             -              (250)
                                                 -----------      -----------
            Net cash provided by
              financing activities                 7,161,687             (250)
                                                 -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   707,852             (250)

Cash and Cash Equivalents at
  Beginning of Quarter                             5,371,325              980
                                                 -----------      -----------

Cash and Cash Equivalents at End of
  Quarter                                        $ 6,079,177      $       730
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Quarter Ended
                                                          March 31,
                                                    1997              1996
                                                 -----------      -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition and syndication costs on
      behalf of the Partnership as
      follows:
        Acquisition costs                        $    81,738      $        -
        Syndication costs                            158,599           33,482
                                                 -----------      -----------

                                                 $   240,337      $    33,482
                                                 ===========      ===========

    Distributions declared and unpaid
      at end of quarter                          $   154,476      $        -
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.

                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Significant Accounting Policies:

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ended December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1996.

      The Partnership was a development stage enterprise from February 10, 1995 through October 11, 1996. Since operations had not begun, activities through October 11, 1996, were devoted to the organization of the Partnership.

      Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties, equal to a pre-determined rate times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either
      (i) over the lease term so as to produce a constant periodic rate of return for leases accounted for using the direct financing method, or
      (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.


                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


2.    Leases:

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial
      Accounting Standards No. 13, "Accounting for Leases." Seven of the leases are classified as operating leases and one of the leases has been classified as a direct financing lease. The leases have initial terms of 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow the tenants to renew the leases for four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at:

                                                 March 31,   December 31,
                                                   1997          1996
                                                ----------   ------------

            Land                                $3,990,795    $  852,578
            Buildings                            1,259,475       659,134
                                                ----------    ----------
                                                 5,250,270     1,511,712
            Less accumulated
              depreciation                          (9,629)         (301)
                                                ----------    ----------
                                                 5,240,641     1,511,411
            Construction in progress             2,990,987        19,357
                                                ----------    ----------

                                                $8,231,628    $1,530,768
                                                ==========    ==========

      Some of the leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 1997, the Partnership recognized $6,504 of such rental income.


                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


3.    Land and Buildings on Operating Leases - Continued:

      The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases for the properties that were operational as of March 31, 1997:

            1997                                              $  158,052
            1998                                                 212,256
            1999                                                 221,357
            2000                                                 222,184
            2001                                                 222,184
            Thereafter                                         3,050,633
                                                              ----------

                                                              $4,086,666
                                                              ==========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales. The amounts also do not include minimum lease payments that will become due when the properties under development are completed (see Note 8).

4.    Net Investment in Direct Financing Lease:

      The following lists the components of the net investment in direct financing lease at:

                                             March 31,       December 31,
                                               1997              1996
                                            -----------      ------------

            Minimum lease payments
              receivable                    $ 1,893,111      $        -
            Estimated residual
              value                             163,002               -
            Less unearned income             (1,404,129)              -
                                            -----------      -----------

            Net investment in direct
              financing lease               $   651,984      $        -
                                            ===========      ===========


                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


4.    Net Investment in Direct Financing Lease - Continued:

      The following is a schedule of future minimum lease payments to be received on the direct financing lease at March 31, 1997:

            1997                                              $   52,010
            1998                                                  69,347
            1999                                                  69,347
            2000                                                  69,347
            2001                                                  69,347
            Thereafter                                         1,563,713
                                                              ----------

                                                              $1,893,111
                                                              ==========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.    Syndication Costs:

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $968,789 and $1,395,666 for the quarter ended March 31, 1997 and the year ended December 31, 1996, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.    Related Party Transactions:

      During the quarter ended March 31, 1997, the Partnership incurred $706,781 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($599,493) was or will be reallowed to other broker-dealers.

      In addition, during the quarter ended March 31, 1997, the Partnership incurred $41,575 in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $8,315,063 received during the quarter ended March 31, 1997. The majority of these fees was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.


                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


6.    Related Party Transactions - Continued:

      Additionally, during the quarter ended March 31, 1997, the Partnership incurred $374,178 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the quarter ended March 31, 1997, and are included in land and buildings on operating leases, net investment in direct financing lease and other assets.

      In addition, during the quarter ended March 31, 1997, the Partnership incurred management fees of $1,212 due to CNL Fund Advisors, Inc.

      During the quarter ended March 31, 1997, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                     1997         1996
                                                    -------      -------

            Syndication costs                       $82,682      $ 3,372
            General operating and
              administrative
              expenses                               13,245           -
                                                    -------      -------

                                                    $95,927      $ 3,372
                                                    =======      =======


                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


6.    Related Party Transactions - Continued:

      The amounts due to related parties consisted of the following at:

                                                  March 31,   December 31,
                                                    1997          1996
                                                  ---------   ------------

            Due to CNL Securities Corp.:
              Commissions                          $ 17,044     $ 44,186
              Due diligence expense
                reimbursement fee                     1,003        2,599
                                                   --------     --------
                                                     18,047       46,785
                                                   --------     --------
            Due to CNL Fund Advisors,
              Inc.:
                Expenditures incurred on
                  on behalf of the
                  Partnership                        69,876        2,788
                Acquisition fees                     43,331       23,392
                Accounting and admini-
                  strative services                   8,638       10,912
                Management fees                       1,212           12
                                                   --------     --------
                                                    123,057       37,104
                                                   --------     --------

                                                   $141,104     $ 83,889
                                                   ========     ========

7.    Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the quarters ended March 31:

                                                      1997        1996
                                                    -------     --------

            Platinum Rotisserie,
              L.L.C. (operating
              a Boston Market
              restaurant)                           $27,153     $     -
            Carrols Corporation
              (operating a Burger
              King restaurant)                       25,078           -

      It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional properties are acquired and leased during the remainder of 1997 and in subsequent years.



                          CNL INCOME FUND XVIII, LTD.
               (A Development Stage Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


8.    Commitments:

      The Partnership has entered into five development agreements with tenants which provide terms and specifications for the construction of buildings that the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $6,225,100, of which approximately $5,690,900 in land and other costs had been incurred as of March 31, 1997. The buildings under construction are expected to be operational by May 1997. The lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties as described in Note 2.

9.    Subsequent Event:

      During the period April 1, 1997 through April 30, 1997, the Partnership received capital contributions for an additional 174,614 units ($1,746,144) of limited partnership interest.

      In addition, during the period April 1, 1997 through April 30, 1997, the Partnership acquired five additional properties for cash, at a total cost of approximately $2,933,700. In connection with the four properties under construction, the Partnership has agreed to pay development costs (including the purchase prices of the land and closing costs) of approximately $3,563,300 of which approximately $1,547,500 in land and other costs had been paid by the Partnership as of April 30, 1997. The buildings under construction are expected to be operational by October 1997. The lease agreements for the existing property and the properties to be constructed are substantially the same as the leases relating to the Partnership's other properties, as described in Note 2.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned eight Properties, five of which were under construction.

Liquidity and Capital Resources

      On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 Units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of March 31, 1997, the Partnership had sold 1,673,688 Units, representing $16,736,878 of capital contributed by the limited partners. Based on the general partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. In accordance with the Partnership's prospectus, the general partners have elected to extend the offering of Units of the Partnership until a date no later than August 11, 1997.

      As of March 31, 1997, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $14,362,423. Of this amount, the Partnership had invested or committed for investment approximately $9,762,400 of such proceeds in eight Properties (five of which were under construction at March 31, 1997), and to pay acquisition fees and certain acquisition expenses, leaving approximately $4,603,300 of offering proceeds available for investment in Properties. As of March 31, 1997, the Partnership had incurred $753,160 in acquisition fees to an affiliate of the general partners.

      As of March 31, 1997, the Partnership had entered into five development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $6,225,100, of which approximately $5,690,900 in land and other costs had been incurred as of March 31, 1997. The buildings under construction are expected to be operational by May 1997. In connection with the acquisition of each of these Properties, the Partnership entered into a long-term, triple-net lease.


Liquidity and Capital Resources - Continued

      During the period April 1, 1997 through April 30, 1997, the Partnership acquired five additional Properties for cash, at a total cost of approximately $2,933,700. In connection with the four Properties under construction, the Partnership has agreed to pay development costs (including the purchase prices of the land and closing costs) of approximately $3,563,300, of which approximately $1,547,500 in land and other costs had been paid by the Partnership as of April 30, 1997. The buildings under construction are expected to be operational by October 1997. The lease agreements for the existing Property and the Properties to be constructed are substantially the same as the leases relating to the Partnership's other Properties.

      As of April 30, 1997, the Partnership had sold a total of 1,848,302 Units, for an aggregate of $18,483,022 in gross offering proceeds, and had invested or committed for investment approximately $15,100,000 of such proceeds in 13 Properties and to pay acquisition fees and certain acquisition expenses, leaving approximately $1,100,000 in net offering proceeds available for investment in Properties. As of April 30, 1997, the Partnership had incurred $831,736 in acquisition fees to an affiliate of the general partners.

      The Partnership presently is negotiating to acquire additional properties, but as of April 30, 1997, had not acquired any such properties. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to April 30, 1997, to acquire additional Properties, to pay acquisition fees and certain acquisition expenses and to pay expenses relating to the sale of Units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At March 31, 1997, the Partnership had $6,079,177 invested in such short-term investments, as compared to $5,371,325 at December 31, 1996. The increase in the amount invested in short-term investments is a result of the receipt of capital contributions from the sale of Units during the quarter ended March 31, 1997. These funds will be used to purchase and develop Properties (directly or indirectly through joint venture


Liquidity and Capital Resources - Continued

arrangements), to pay syndication and acquisition costs, to pay limited partner distributions, to meet Partnership expenses and, in the general partners' discretion, to create cash reserves.

      During the quarter ended March 31, 1997, affiliates of the general partners incurred on behalf of the Partnership $158,599 for certain organizational and offering expenses. In addition, during the quarter ended March 31, 1997, affiliates of general partners incurred on behalf of the Partnership $81,738 for certain acquisition expenses and $9,302 for certain operating expenses. As of March 31, 1997, the Partnership owed $141,104 to related parties for such amounts, fees and other reimbursements. As of April 30, 1997, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $911,298 at March 31, 1997, from $160,222 at December 31, 1996, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at March 31, 1997.

      During the quarter ended March 31, 1997, the Partnership generated cash from operations (which includes cash received from tenants, interest and other income received, less cash paid for expenses) of $189,772. Based on cash from operations, the Partnership declared distributions to the limited partners of $154,476 for the quarter ended March 31, 1997. This represents distributions of $0.12 per weighted average limited partner unit for the quarter ended March 31, 1997. No distributions were made to the general partners for the quarter ended March 31, 1997. No amounts distributed or to be distributed to the limited partners for the quarter ended March 31, 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1997, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at March 31, 1997, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1997, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at March 31, 1997, will not have an adverse effect on the Partnership's operations.


Liquidity and Capital Resources - Continued

      Due to anticipated low operating expenses, rental income expected to be obtained from Properties after they are acquired, and the fact that the Partnership will not purchase a Property until sufficient cash is available for such purchase, the general partners do not believe that working capital reserves are necessary at this time. In addition, due to the fact that the leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the general partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for repairs and maintenance. The general partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are necessary to meet the Partnership's working capital needs.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

      No significant operations commenced until the Partnership received and released from escrow the minimum offering proceeds of $1,500,000 on October 11, 1996.

      As of March 31, 1997, the Partnership had purchased eight Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $69,300 to $170,300. Most of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      During the quarter ended March 31, 1997, the Partnership earned $53,343 in rental income from operating leases and earned income from the direct financing lease from three Properties. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on October 11, 1996, and has not yet acquired all of its Properties, Partnership revenues for the quarter ended March 31, 1997, represent only a portion of revenues which the Partnership is expected to earn during a full quarter in which the Partnership's Properties are operational.

      During the quarter ended March 31, 1997, two lessees of the Partnership and their respective restaurant chain, Platinum Rotisserie, L.L.C. (operating a Boston Market restaurant) and Carrols Corporation (operating a Burger King restaurant) each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1997, Platinum Rotisserie, L.L.C. was the lessee under the lease relating to one restaurant and Carrols Corporation was the lessee under the lease relating to one



Results of Operations - Continued

restaurant. Because the Partnership did not commence operations until October 1996, and its first Property was not purchased until December 1996, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the quarter ended March 31, 1997, may or may not be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

      During the quarter ended March 31, 1997, the Partnership also earned $42,871 in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction become operational, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization, were $34,037 for the quarter ended March 31, 1997. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.


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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) The Partnership filed three reports on Form 8-K on January 13, 1997, January 22, 1997 and February 6, 1997, reporting property acquisitions.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1997.


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