Form 10-Q
period 1997-06-30
CNL INCOME FUND XVIII LTD
filed 1997-08-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       June 30, 1997

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                  33-90998-01


                          CNL Income Fund XVIII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                          59-3295394
    (State or other juris-                               (I.R.S. Employer
   diction of incorporation                             Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                               32801
   (Address of principal                                    (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                                  (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS





Part I                                                               Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4-5

             Notes to Condensed Financial Statements                 6-13

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   14-18


Part II

  Other Information                                                  19

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                           June 30,              December 31,
              ASSETS                                                         1997                    1996
                                                                          -----------           ------------
Land and buildings on operating
  leases, less accumulated
  depreciation                                                            $15,592,297            $ 1,530,768
Net investment in direct financing
  leases                                                                    2,781,218                    -
Cash and cash equivalents                                                   2,564,807              5,371,325
Receivables                                                                    42,542                  3,711
Prepaid expenses                                                                1,991                    -
Organization costs, less accumulated
  amortization of $1,411 and $411                                               8,589                  9,589
Accrued rental income                                                          25,771                    -
Other assets                                                                  110,070                324,931
                                                                          -----------            -----------
                                                                          $21,127,285            $ 7,240,324
                                                                          ===========            ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                          $   186,371            $   104,514
Accrued construction costs payable                                          1,412,051                    -
Distributions payable                                                         266,570                 55,708
Due to related parties                                                         74,235                 83,889
Rents paid in advance                                                         247,925                    -
                                                                          -----------            -----------
  Total liabilities                                                         2,187,152                244,111

Commitments (Note 8)

Partners' capital                                                          18,940,133              6,996,213
                                                                          -----------            -----------
                                                                          $21,127,285            $ 7,240,324
                                                                          ===========            ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended                      Six Months Ended
                                                        June 30,                            June 30,
                                                1997             1996                1997             1996
                                             ---------         ---------          ---------        ----------
Revenues:
  Rental income from
    operating leases                         $ 158,568         $      -            $210,798         $      -
  Earned income from
    direct financing
    leases                                      61,623                -              62,736                -
  Interest and other
    income                                      26,435                -              69,306                -
                                             ---------         ---------           --------         ---------
                                               246,626                -             342,840                -
                                             ---------         ---------           --------         ---------
Expenses:
  General operating
    and administrative                          38,421                -              55,106                -
  Professional services                          6,508                -              12,404                -
  Management fees to
    related party                                3,313                -               4,525                -
  State and other taxes                              8                -                 424                -
  Depreciation and
    amortization                                24,351                -              34,179                -
                                             ---------         ---------          ---------         ---------
                                                72,601                -             106,638                -
                                             ---------         ---------          ---------         ---------
Net Income                                   $ 174,025         $      -           $ 236,202         $      -
                                             =========         =========          =========         =========
Allocation of Net
  Income:
    General partners                         $    (244)        $      -           $    (342)        $      -
    Limited partners                           174,269                -             236,544                -
                                             ---------         ---------          ---------         ---------
                                             $ 174,025         $      -           $ 236,202         $      -
                                             =========         =========          =========         =========
Net Income Per Limited
  Partner Unit                               $    0.09         $      -           $    0.15         $      -
                                             =========         =========          =========         =========
Weighted Average Number
  of Limited Partner
  Units Outstanding                          1,944,020                -           1,617,280                -
                                             =========         =========          =========         =========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                       (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Six Months Ended             Year Ended
                                                                         June 30,                December 31,
                                                                           1997                      1996
                                                                    -----------------          --------------
General partners:
  Beginning balance                                                      $        993            $      1,000
  Contributions                                                                    -                       -
  Net income                                                                     (342)              (7)
                                                                     ----------------           -------------
                                                                                  651                     993
                                                                     ----------------           -------------
Limited partners:
  Beginning balance                                                         6,995,220                      -
  Contributions                                                            13,770,397               8,421,815
  Syndication costs                                                        (1,641,633)             (1,395,666)
  Net income                                                                  236,544                  26,917
  Distributions ($0.26 and $0.11
    per weighted average limited
    partner unit, respectively)                                              (421,046)         (57,846)
                                                                      ---------------           -------------
                                                                           18,939,482               6,995,220
                                                                      ---------------           -------------
Total partners' capital                                                  $ 18,940,133            $  6,996,213
                                                                      ===============           =============

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               1997                   1996
                                                                           ------------          ------------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                            $   463,751           $        -
                                                                           ------------          ------------
    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                                            (12,412,836)                   -
        Investment in direct
          financing leases                                                   (2,750,670)                   -
        Other                                                                        80                    -
                                                                           ------------          ------------
            Net cash used in
              investing activities                                          (15,163,426)                   -
                                                                           ------------          ------------
    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                                                   (365,218)                   -
        Contributions from limited
          partners                                                           13,878,397                    -
        Distributions to limited
          partners                                                             (210,184)                   -
        Payment of syndication costs                                         (1,409,838)                   -
        Other                                                                        -                   (250)
                                                                           ------------           -----------
            Net cash provided by
              (used in) financing
              activities                                                     11,893,157                  (250)
                                                                           ------------           -----------
Net Decrease in Cash and
  Cash Equivalents                                                           (2,806,518)                 (250)

Cash and Cash Equivalents at
  Beginning of Period                                                         5,371,325                   980
                                                                           ------------           -----------
Cash and Cash Equivalents at End of
  Period                                                                    $ 2,564,807           $       730
                                                                           ============           ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               1997                   1996
                                                                           ------------           -----------
Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain acqui-
      sition and syndication costs on
      behalf of the Partnership as
      follows:
        Acquisition costs                                                   $   108,841           $        -
        Syndication costs                                                       210,866               309,340
                                                                            -----------           -----------
                                                                            $   319,707           $   309,340
                                                                            ===========           ===========
    Distributions declared and unpaid
      at end of period                                                      $   266,570           $        -
                                                                            ===========           ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                       (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.    Significant Accounting Policies:

      Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ended December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


1.    Significant Accounting Policies - Continued:

            are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals (including rental payments, if any, required during the construction of a property) vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

2.    Leases:

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." 14 of the leases are classified as operating leases and three of the leases has been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portion of one of these leases is accounted for as an operating lease. The leases have initial terms of 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow the tenants to renew the leases for four

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.    Leases - Continued:

      successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:

      Land and building on operating leases consisted of the following at:



                                                                        June 30,               December 31,
                                                                          1997                     1996
                                                                      -----------              ------------
                 Land                                                 $ 8,401,294              $    852,578
                 Buildings                                              4,581,399                   659,134
                                                                      -----------              ------------
                                                                       12,982,693                 1,511,712
                 Less accumulated
                   depreciation                                           (33,480)                     (301)
                                                                      -----------              ------------
                                                                       12,949,213                 1,511,411
                 Construction in progress                               2,643,084                    19,357
                                                                      -----------              ------------
                                                                      $15,592,297              $  1,530,768
                                                                      ===========              ============

      Some of the leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter and six months ended June 30, 1997, the Partnership recognized $19,121 and $25,625, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases for the properties that were operational as of June 30, 1997:

            1997                                             $   391,395
            1998                                                 918,090
            1999                                                 927,191
            2000                                                 928,018
            2001                                                 928,018
            Thereafter                                        13,192,940
                                                             -----------
                                                             $17,285,652
                                                             ===========
                                        8

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


3.    Land and Buildings on Operating Leases - Continued:

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

4.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at:


                                                                   June 30,             December 31,
                                                                     1997                      1996
                                                                 ------------            -------------
                 Minimum lease payments
                   receivable                                     $ 6,807,456              $         -
                 Estimated residual
                   values                                             696,533                        -
                 Less unearned income                              (4,722,771)                       -
                                                                 ------------              ------------
                 Net investment in direct
                   financing leases                               $ 2,781,218              $         -
                                                                 ============              ============

      The following is a schedule of future minimum lease payments to be received on the direct financing lease at June 30, 1997:

            1997                                              $  159,198
            1998                                                 318,396
            1999                                                 318,396
            2000                                                 318,396
            2001                                                 318,396
            Thereafter                                         5,374,674
                                                              ----------
                                                              $6,807,456
                                                              ==========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


5.    Syndication Costs:

      Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $1,641,633 and $1,395,666 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.    Related Party Transactions:

      During the six months ended June 30, 1997, the Partnership incurred $1,170,484 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($1,030,457) was or will be re-allowed to other broker-dealers.

      In addition, during the six months ended June 30, 1997, the Partnership incurred $68,852 in due diligence expense reimbursement fees due to CNL
      Securities Corp.   These fees equal 0.5% of the limited partner
      contributions of $13,770,397 received during the six months ended June 30, 1997. The majority of these fees was re-allowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

      Additionally, during the six months ended June 30, 1997, the Partnership incurred $619,668 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the six months ended June 30, 1997, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


6.    Related Party Transactions - Continued:

      In addition, during the six months ended June 30, 1997, the Partnership incurred management fees of $3,313 due to CNL Fund Advisors, Inc.

      During the six months ended June 30, 1997 and 1996, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows for the six months ended June 30:



                                                                       1997                   1996
                                                                   ------------          -------------
                 Syndication costs                                 $    212,279           $      6,605


                 General operating and
                   administrative
                   expenses                                              43,670                    -
                                                                   ------------           ------------
                                                                   $    255,949           $      6,605
                                                                   ============           ============

         The amounts due to related parties consisted of the following at:

                                                                         June 30,            December 31,
                                                                           1997                  1996
                                                                       ----------          -----------
                 Due to CNL Securities Corp.:
                   Commissions                                           $ 23,970             $ 44,186
                   Due diligence expense
                     reimbursement fee                                      1,410                2,599
                                                                       ----------          -----------
                                                                           25,380               46,785
                                                                       ----------          -----------
                 Due to CNL Fund Advisors,
                   Inc.:
                     Expenditures incurred on
                       on behalf of the
                       Partnership                                          2,654                2,788
                     Acquisition fees                                      12,690               23,392
                     Accounting and admini-
                       strative services                                   31,553               10,912
                     Management fees                                        1,958                   12
                                                                        ---------          -----------
                                                                           48,855               37,104
                                                                        ---------          -----------
                                                                         $ 74,235             $ 83,889
                                                                        =========          ===========


                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


7.    Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees and the respective restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the six months ended June 30:


                                                                                1997             1996
                                                                             --------         --------
                 Platinum Rotisserie, L.L.C.                                  $62,632          $    -
                 Golden Corral Corporation                                     55,828               -
                 Tiffany, L.L.C.                                               50,947               -
                 Carrols Corporation                                           50,156               -



      It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional properties are acquired and leased during the remainder of 1997 and in subsequent years.

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the six months ended June 30:



                                                                          1997                 1996
                                                                       ----------          -----------
                 Golden Corral Family
                   Steakhouse Restaurant                               $  106,775                  -
                 Boston Market                                             62,632                  -
                 Burger King                                               50,156                  -



8.    Commitments:

      The Partnership has entered into seven development agreements with tenants which provide terms and specifications for the construction of buildings that the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $7,536,200, of which approximately $5,774,700 in land and other costs had been incurred as of June 30, 1997. The buildings under construction are expected to be operational by November 1997. The lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties as described in Note 2.

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


9.    Subsequent Event:

      During the period July 1, 1997 through July 31, 1997, the Partnership received capital contributions for an additional 167,822 units ($1,678,215) of limited partnership interest.

      In addition, during the period July 1, 1997 through July 31, 1997, the Partnership acquired two additional properties for cash, at a total cost of approximately $2,055,400. The lease agreements for the two properties are substantially the same as the leases relating to the Partnership's other properties, as described in Note 2.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

            RESULTS OF OPERATIONS

      CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 17 Properties, seven of which were under construction.

Liquidity and Capital Resources

      On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 Units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of June 30, 1997, the Partnership had sold 2,219,221 Units, representing $22,192,212 of capital contributed by the limited partners. Based on the general partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. The general partners have elected to extend the offering of Units of the Partnership until a date no later than August 11, 1998.

      As of June 30, 1997, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $19,144,913 and had been invested or committed for investment in 17 Properties (seven of which were under construction at June 30, 1997), and to pay acquisition fees and certain acquisition expenses. As of June 30, 1997, the Partnership had incurred $998,650 in acquisition fees to an affiliate of the general partners.

      As of June 30, 1997, the Partnership had entered into seven development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $7,536,200, of which approximately $5,774,700 in land and other costs had been incurred as of June 30, 1997. The buildings under construction are expected to be operational by November 1997. In connection with the acquisition of each of these Properties, the Partnership entered into a long-term, triple-net lease.

      During the period July 1, 1997 through July 31, 1997, the Partnership acquired two additional Properties for cash, at a total cost of approximately $2,055,400. The lease agreements for the two properties are substantially the same as the leases relating to the Partnership's other Properties.

      As of July 31, 1997, the Partnership had sold a total of 2,387,043 Units, for an aggregate of $23,870,427 in gross offering proceeds and had invested or committed for investment such proceeds in 17 Properties and to pay acquisition fees and certain acquisition expenses. As of July 31, 1997, the Partnership had incurred $1,074,169 in acquisition fees to an affiliate of the general partners.

      The Partnership presently is negotiating to acquire additional properties, but as of July 31, 1997, had not acquired any such properties. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to July 31, 1997, to acquire additional Properties, to pay acquisition fees and certain acquisition expenses and to pay expenses relating to the sale of Units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

      None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

      Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At June 30, 1997, the Partnership had $2,564,807 invested in such short-term investments, as compared to $5,371,325 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the six months ended June 30, 1997. The funds remaining at June 30, 1997, after the payment of accrued acquisition and construction costs and other liabilities, will be used to purchase and develop additional Properties, to pay limited partner distributions and to meet the Partnership's working capital and other needs.

      During the six months ended June 30, 1997 and 1996, affiliates of the general partners incurred on behalf of the Partnership $210,866 and $309,340, respectively, for certain organizational and offering expenses. In addition, during the six months ended June 30, 1997, affiliates of general partners incurred on behalf of the Partnership $108,841 for certain acquisition expenses and $23,105, for certain operating expenses. As of June 30, 1997, the Partnership owed $74,235 to related parties for such amounts, fees and other reimbursements. As of July 31, 1997, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $1,864,992 at June 30, 1997, from $160,222 at December 31, 1996, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at June 30, 1997.

      During the six months ended June 30, 1997, the Partnership generated cash from operations (which includes cash received from tenants, interest and other income received, less cash paid for expenses) of $463,751. Based on cash from operations, the Partnership declared distributions to the limited partners of $421,046 for the six months ended June 30, 1997 ($266,570 for the quarter ended June 30, 1997). This represents distributions of $0.26 per weighted average limited partner unit for the six months ended June 30, 1997 ($0.14 per weighted average limited partner unit for the quarter ended June 30, 1997). No distributions were made to the general partners for the quarter and six months ended June 30, 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1997, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at June 30, 1997, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1997, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at June 30, 1997, will not have an adverse effect on the Partnership's operations.

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

      As of June 30, 1997, the Partnership had purchased 17 Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $65,700 to $189,700. Most of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      During the quarter and six months ended June 30, 1997, the Partnership earned $220,191 and $273,534, respectively, in rental income from operating leases and earned income from direct financing leases from ten Properties which were operational at June 30, 1997. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on October 11, 1996, and has not yet acquired all of its Properties, Partnership revenues for the quarter and six months ended June 30, 1997, represent only a portion of revenues which the Partnership is expected to earn during a full quarter and six months in which the Partnership's Properties are operational.

      During the six months ended June 30, 1997, four lessees of the Partnership
(i) Platinum Rotisserie, L.L.C., (ii) Carrols Corpora-tion, (iii) Tiffany, L.L.C., and (iv) Golden Corral Corporation each contributed more than ten percent of the Partnership's total rental income. As of June 30, 1997, Platinum Rotisserie, L.L.C., Carrols Corporation, and Tiffany L.L.C. were each lessees under leases relating to one restaurant and Golden Corral Corporation was the lessee under leases relating to two restaurants. During the six months ended June 30, 1997, three restaurant chains, Golden Corral Family Steakhouse Restaurants, Burger King, and Boston Market, each accounted for more than ten percent of the Partnership's total rental income. Because the Partnership did not commence operations until October 1996, and its first Property was not purchased until December 1996, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the six months ended June 30, 1997, may or may not be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

      During the quarter and six months ended June 30, 1997, the Partnership also earned $26,435 and $69,306, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction become operational, the percentage of total income representing interest income is expected to decrease.

      Operating expenses, including depreciation and amortization, were $72,601 and $106,638 for the quarter and six months ended June 30, 1997, respectively. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) The Partnership filed six reports on Form 8-K on April 17, 1997, May 2, 1997, May 9, 1997, May 27, 1997, June 5, 1997,
                  and July 31, 1997, reporting property acquisitions, and three reports on Form 8-K/A, one filed on May 9, 1997, and two filed on June 19, 1997, amending previous reports filed reporting property acquisitions.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of August, 1997.


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