Form 10-Q
period 1997-09-30
CNL INCOME FUND XVIII LTD
filed 1997-11-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           September 30,         December 31,
              ASSETS                            1997                 1996
                                           -------------         -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                              $16,447,185         $ 1,530,768
Net investment in direct financing
  leases                                      6,015,847                 -
Cash and cash equivalents                     3,666,824           5,371,325
Receivables                                       7,480               3,711
Prepaid expenses                                    890                 -
Organization costs, less accumulated
  amortization of $1,911 and $411                 8,089               9,589
Accrued rental income                            72,302                 -
Other assets                                    201,999             324,931
                                            -----------         -----------

                                            $26,420,616         $ 7,240,324
                                            ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $        -          $   104,514
Accrued construction costs payable            1,120,440                 -
Distributions payable                           379,266              55,708
Due to related parties                           75,844              83,889
Rents paid in advance                           264,453                 -
                                            -----------         -----------
  Total liabilities                           1,840,003             244,111

Commitments (Note 8)

Partners' capital                            24,580,613           6,996,213
                                            -----------         -----------

                                            $26,420,616         $ 7,240,324
                                            ===========         ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                      Nine Months Ended
                                                            September 30,                        September 30,
                                                  1997              1996                 1997              1996
                                               ---------          ---------           ---------          ---------
Revenues:
  Rental income from
    operating leases                           $ 314,510          $      -            $ 525,308          $      -
  Earned income from
    direct financing
    leases                                       123,417                 -              186,153                 -
  Interest and other
    income                                        32,728                 -              102,034                 -
                                               ---------          ---------           ---------          --------
                                                 470,655                 -              813,495                 -
                                               ---------          ---------           ---------          --------

Expenses:
  General operating
    and administrative                            32,870                 -               87,976                 -
  Professional services                            5,863                 -               18,267                 -
  Management fees to
    related party                                  4,707                 -                9,232                 -
  State and other taxes                               -                  -                  424                 -
  Depreciation and
    amortization                                  44,405                 -               78,584                 -
                                               ---------          ---------           ---------          --------
                                                  87,845                 -              194,483                 -
                                               ---------          ---------           ---------          --------

Net Income                                     $ 382,810          $      -            $ 619,012          $      -
                                               =========          =========           =========          ========

Allocation of Net
  Income:
    General partners                           $    (444)         $      -            $    (786)         $      -
    Limited partners                             383,254                 -              619,798                 -
                                               ---------          ---------           ---------          --------

                                               $ 382,810          $      -            $ 619,012          $      -
                                               =========          =========           =========          ========

Net Income Per Limited
  Partner Unit                                 $    0.15          $      -            $    0.32          $      -
                                               =========          =========           =========          ========

Weighted Average Number
  of Limited Partner
  Units Outstanding                            2,507,828                 -            1,945,482                 -
                                               =========          =========           =========          ========










            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Nine Months Ended         Year Ended
                                          September 30,          December 31,
                                               1997                  1996
                                        -----------------        ------------

General partners:
  Beginning balance                      $        993            $      1,000
  Contributions                                    -                       -
  Net income                                     (786)                     (7)
                                         ------------            ------------
                                                  207                     993
                                         ------------            ------------

Limited partners:
  Beginning balance                         6,995,220                      -
  Contributions                            19,964,832               8,421,815
  Syndication costs                        (2,199,132)             (1,395,666)
  Net income                                  619,798                  26,917
  Distributions ($0.41 and $0.11
    per weighted average limited
    partner unit, respectively)              (800,312)                (57,846)
                                         ------------            ------------
                                           24,580,406               6,995,220
                                         ------------            ------------

Total partners' capital                  $ 24,580,613            $  6,996,213
                                         ============            ============







            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                1997                 1996
                                             -----------         -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $   909,568         $        -
                                             -----------         -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                             (13,810,648)                 -
        Investment in direct
          financing leases                    (5,838,231)                 -
        Other                                         80                  -
                                             -----------         -----------
            Net cash used in
              investing activities           (19,648,799)                 -
                                             -----------         -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                    (338,567)                 -
        Contributions from limited
          partners                            19,964,832                  -
        Distributions to limited
          partners                              (476,754)                 -
        Payment of syndication costs          (2,037,781)                 -
        Other                                    (77,000)               (250)
                                             -----------         -----------
            Net cash provided by
              (used in) financing
              activities                      17,034,730                (250)
                                             -----------         -----------

Net Decrease in Cash and
  Cash Equivalents                            (1,704,501)               (250)

Cash and Cash Equivalents at
  Beginning of Period                          5,371,325                 980
                                             -----------         -----------

Cash and Cash Equivalents at End of
  Period                                     $ 3,666,824         $       730
                                             ===========         ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        Nine Months Ended
                                                          September 30,
                                                  1997                 1996
                                               -----------         -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and syndication costs
      on behalf of the Partnership as
      follows:
        Acquisition costs                      $   125,693         $        -
        Syndication costs                          210,866             383,150
                                               -----------         -----------

                                               $   336,559         $   383,150
                                               ===========         ===========

    Distributions declared and unpaid
      at end of period                         $   379,266         $        -
                                               ===========         ==========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ended December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties equal to a pre-determined rate times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either
         (i) over the lease term so as to produce a constant periodic rate of return for leases accounted for using the direct financing method, or
         (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food, family-style and casual dining restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Fourteen of the leases are classified as operating leases and six of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portion of three of these leases are accounted for as operating leases. The leases have initial terms of 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow the

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Leases - Continued:

         tenants to renew the leases for four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                               September 30,       December 31,
                                                   1997                1996

                  Land                          $ 9,246,252        $    852,578
                  Buildings                       6,218,889             659,134
                                                -----------        ------------
                                                 15,465,141           1,511,712
                  Less accumulated
                    depreciation                    (77,385)               (301)
                                                -----------        ------------
                                                 15,387,756           1,511,411
                  Construction in progress        1,059,429              19,357
                                                -----------        ------------

                                                $16,447,185        $  1,530,768
                                                ===========        ============

         Some of the leases provide for scheduled rent increases throughout the lease term and/or rental payments during the construction of a property prior to the date it is placed in service. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter and nine months ended September 30, 1997, the Partnership recognized $46,531 and $72,156, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases for the properties that were operational as of September 30, 1997:

                  1997                       $   328,067
                  1998                         1,334,064
                  1999                         1,343,165
                  2000                         1,345,083
                  2001                         1,346,611
                  Thereafter                  19,010,705
                                             -----------

                                             $24,707,695

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


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

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at:

                                               September 30,      December 31,
                                                  1997                1996

                  Minimum lease payments
                    receivable                 $13,410,496        $         -
                  Estimated residual
                    values                       1,772,144                  -
                  Less unearned income          (9,166,793)                 -
                                               -----------        -----------

                  Net investment in direct
                    financing leases           $ 6,015,847        $         -
                                               ===========        ===========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1997:

                  1997                                $   169,122
                  1998                                    677,167
                  1999                                    677,167
                  2000                                    677,167
                  2001                                    677,167
                  Thereafter                           10,532,706
                                                      -----------

                                                      $13,410,496

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


5.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $2,199,132 and $1,395,666 for the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.       Related Party Transactions:

         During the nine months ended September 30, 1997, the Partnership incurred $1,697,011 in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. A substantial portion of these amounts ($1,591,343) was or will be reallowed to other broker-dealers.

         In addition, during the nine months ended September 30, 1997, the Partnership incurred $99,824 in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $19,964,832 received during the nine months ended September 30, 1997. The majority of these fees was reallowed to other broker-dealers and from which all bona fide due diligence expenses were paid.

         Additionally, during the nine months ended September 30, 1997, the Partnership incurred $898,417 in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the nine months ended September 30, 1997, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


6.       Related Party Transactions - Continued:

         In addition, during the nine months ended September 30, 1997, the Partnership incurred management fees of $9,232 due to CNL Fund Advisors, Inc.

         During the nine months ended September 30, 1997 and 1996, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30:

                                                  1997               1996
                                                --------           --------

                  Syndication costs             $212,279           $ 29,980
                  General operating and
                    administrative
                    expenses                      70,404                 -
                                                --------           --------

                                                $282,683           $ 29,980
                                                ========           ========

         The amounts due to related parties consisted of the following at:

                                                   September 30,    December 31,
                                                        1997            1996

                  Due to CNL Securities Corp.:
                    Commissions                     $ 26,784         $ 44,186
                    Due diligence expense
                      reimbursement fee                1,678            2,599
                                                    --------         --------
                                                      28,462           46,785
                                                    --------         --------
                  Due to CNL Fund Advisors,
                    Inc.:
                      Expenditures incurred on
                        on behalf of the
                        Partnership                    3,213            2,788
                      Acquisition fees                32,045           23,392
                      Accounting and admini-
                        strative services              9,679           10,912
                      Management fees                  2,445               12
                                                    --------         --------
                                                      47,382           37,104
                                                    --------         --------

                                                    $ 75,844         $ 83,889
                                                    ========         ========

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


7.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for the nine months ended September 30:

                                                     1997              1996
                                                   --------          --------

                  Golden Corral Corporation        $135,511          $     -
                  Foodmaker, Inc.                   112,876                -
                  Tiffany, L.L.C.                   102,617                -
                  Platinum Rotisserie, L.L.C.        98,112                -
                  IHOP Properties, Inc.              81,355                -
                  Carrols Corporation                75,234                -

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the nine months ended September 30:

                                                     1997              1996
                                                   --------          --------
                  Golden Corral Family
                    Steakhouse Restaurant          $238,129          $     -
                  Boston Market                     138,849                -
                  Jack in the Box                   112,876                -
                  IHOP                               81,355                -
                  Burger King                        75,234                -

         It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional properties are acquired and leased during the remainder of 1997 and in subsequent years.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the ongoing operations of the lessees.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


8.       Commitments:

         The Partnership has entered into three development agreements with tenants which provide terms and specifications for the construction of buildings that the tenants have agreed to lease once construction is completed. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the Partnership has agreed to pay is approximately $4,023,600, of which approximately $2,526,000 in land and other costs had been incurred as of September 30, 1997. The buildings under construction are expected to be operational by March 1998. The lease agreements for these properties are substantially the same as the leases relating to the Partnership's other properties, as described in Note 2.

9.       Subsequent Event:

         During the period October 1, 1997 through October 31, 1997, the Partnership received capital contributions for an additional 181,088 units ($1,810,881) of limited partnership interest.

         In addition, during the period October 1, 1997 through October 31, 1997, the Partnership acquired one additional property for cash, at a total cost of approximately $1,045,500. The lease agreement for the property is substantially the same as the leases relating to the Partnership's other properties, as described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), to be leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases will be triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 20 Properties, three of which were under construction.

Liquidity and Capital Resources

         On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of September 30, 1997, the Partnership had sold 2,838,665 units, representing $28,386,647 of capital contributed by the limited partners. Based on the general partners' experience with 17 prior CNL Income Fund offerings (each of which sold the entire amount of units offered for purchase), the Partnership anticipates significant additional sales of Units prior to the termination of the offering. The general partners have elected to extend the offering of Units of the Partnership until a date no later than August 11, 1998.

         As of September 30, 1997, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $24,781,850. Of this amount, approximately $24,429,400 had been used to invest or committed for investment in 20 Properties, three of which were under construction at September 30, 1997, and to pay acquisition fees and certain acquisition expenses, leaving approximately $352,400 of offering proceeds available for investment in Properties. As of September 30, 1997, the Partnership had incurred $1,277,399 in acquisition fees to an affiliate of the general partners.

         As of September 30, 1997, the Partnership had entered into three development agreements with tenants which provide terms and specifications for the construction of buildings. The agreements provide a maximum amount of development costs (including the purchase price of the land and closing costs) to be paid by the Partnership. The aggregate maximum development costs the
Partnership   has  agreed  to  pay  is   approximately   $4,023,600,   of  which
approximately $2,526,000 in land and other costs had been incurred as of September 30, 1997. The buildings under construction are expected to be operational by March 1998. In connection with the acquisition of each of these Properties, the Partnership entered into a long-term, triple-net lease.

         During the period October 1, 1997 through October 31, 1997, the Partnership acquired one additional Property for cash, at a total cost of approximately $1,045,500. The lease agreement for the Property is substantially the same as the leases relating to the Partnership's other Properties.

         As of October 31, 1997, the Partnership had sold a total of 3,019,753 units, for an aggregate of $30,197,528 in gross offering proceeds and had invested or committed for investment approximately $25,556,400 thereof in 21 Properties, leaving approximately $873,400 in net offering proceeds available for investment in Properties and to pay acquisition fees and certain acquisition expenses. As of October 31, 1997, the Partnership had incurred $1,358,889 in acquisition fees to an affiliate of the general partners.

         The Partnership presently is negotiating to acquire additional properties, but as of October 31, 1997, had not acquired any such properties. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of units subsequent to October 31, 1997, to acquire additional Properties, to pay acquisition fees and certain acquisition expenses and to pay expenses relating to the sale of units. The number of Properties to be acquired will depend upon the amount of net offering proceeds (gross proceeds less fees and expenses of the offering) available to the Partnership.

         None of the Properties owned or to be acquired by the Partnership is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds, but will not encumber any of the Properties in connection with any such borrowing.

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At September 30, 1997, the Partnership had $3,666,824 invested in such short-term investments, as compared to $5,371,325 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of additional Properties, as described above, during the nine months ended September 30, 1997. The funds remaining at September 30, 1997, after the payment of accrued acquisition and construction costs and other liabilities, will be used to purchase and develop additional Properties, to pay limited partner distributions and to meet the Partnership's working capital and other needs.

         During the nine months ended September 30, 1997 and 1996, affiliates of the general partners incurred on behalf of the Partnership $210,866 and $383,150, respectively, for certain organizational and offering expenses. In addition, during the nine months ended September 30, 1997, affiliates of the general partners incurred on behalf of the Partnership $125,693 for certain acquisition expenses and $35,259 for certain operating expenses. As of September 30, 1997, the Partnership owed $75,844 to related parties for such amounts, fees and other reimbursements. As of October 31, 1997, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $1,499,706 at September 30, 1997, from $160,222 at December 31, 1996, as a result of an increase in distributions payable to limited partners and costs incurred with respect to the Properties under construction and unpaid at September 30, 1997.

         During the nine  months  ended  September  30,  1997,  the  Partnership generated cash from operations (which includes cash received from tenants, interest and other income received, less cash paid for expenses) of $909,568. Based on cash from operations, the Partnership declared distributions to the limited partners of $800,312 for the nine months ended September 30, 1997 ($379,266 for the quarter ended September 30, 1997). This represents distributions of $0.41 per weighted average limited partner unit for the nine months ended September 30, 1997 ($0.15 per weighted average limited partner unit for the quarter ended September 30, 1997). No distributions were made to the general partners for the quarter and nine months ended September 30, 1997. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1997, as rental income increases, due to the acquisition of additional Properties and due to the fact that the Properties that were under construction at September 30, 1997, will be operational. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1997, due to its investment of available net offering proceeds in Properties and the payment of additional costs relating to the Properties under construction at September 30, 1997, will not have an adverse effect on the Partnership's operations.

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

         As of September 30, 1997, the Partnership had purchased 20 Properties and entered into lease agreements relating to each of these Properties. The leases of the Properties provide for minimum annual base rental payments (payable in monthly installments) ranging from approximately $63,200 to $189,700. Most of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         During the quarter and nine months ended September 30, 1997, the Partnership earned $437,927 and $711,461, respectively, in rental income from operating leases and earned income from direct financing leases from 17 Properties which were operational at September 30, 1997. Because the Partnership did not commence significant operations until it received the minimum offering proceeds on October 11, 1996, and has not yet acquired all of its Properties, Partnership revenues for the quarter and nine months ended September 30, 1997, represent only a portion of revenues which the Partnership is expected to earn during a full quarter and nine months in which the Partnership's Properties are operational.

         During the nine months ended September 30, 1997, six lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Tiffany, L.L.C., Platinum Rotisserie, L.L.C., IHOP Properties, Inc., and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental income. As of September 30, 1997, Tiffany, L.L.C., Platinum Rotisserie, L.L.C., and Carrols Corporation were each lessees under leases relating to one restaurant, Golden Corral Corporation and IHOP Properties, Inc. were each lessees under leases relating to two restaurants and Foodmaker, Inc. was the lessee under leases relating to four restaurants. During the nine months ended September 30, 1997, five restaurant chains, Golden Corral Family Steakhouse Restaurants, Boston Market, Jack in the Box, IHOP, and Burger King, each accounted for more than ten percent of the Partnership's total rental income. Because the Partnership did not commence operations until October 1996, and its first Property was not purchased until December 1996, the foregoing information regarding the lessees and restaurant chains which contributed a significant amount of the Partnership's total rental income during the nine months ended September 30, 1997, may or may not be representative of the lessees which will account for more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or restaurant chains will contribute more than ten percent of the Partnership's rental income during the remainder of 1997 and subsequent years. In the event that certain lessees or restaurant chains contribute more than ten percent of the Partnership's rental income in the current and future years, any failure of such lessees or restaurant chains could materially affect the Partnership's income.

         During the quarter and nine months ended September 30, 1997, the Partnership also earned $32,728 and $102,034, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. As net offering proceeds are invested in additional Properties and the Properties under construction become operational, the percentage of total income representing interest income is expected to decrease.

         Operating expenses, including depreciation and amortization, were $87,845 and $194,483 for the quarter and nine months ended September 30, 1997, respectively. The dollar amount of operating expenses is expected to increase and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, as the Partnership acquires additional Properties and the Properties under construction become operational.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) The Partnership filed one report on Form 8-K on July 31, 1997, reporting property acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 1997.


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