Form 10-K405
period 1997-12-31
CNL INCOME FUND XVIII LTD
filed 1998-03-27
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


Item 1.  Business

         CNL Income Fund XVIII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on February 10, 1995. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 20, 1996, the Partnership offered for sale up to $35,000,000 of limited partnership interests (the "Units") (3,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of December 31, 1997, the Partnership had accepted subscriptions for 3,500,000 Units and had received subscription proceeds for 3,414,576 Units, representing $34,145,759 of capital contributed by limited partners. The remaining proceeds of $854,241, representing the remaining 85,424 Units, were received during the period January 1, 1998 through February 6, 1998.


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1997, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,022,641. During the year ended December 31, 1996, the Partnership acquired two Properties. As of December 31, 1997, the Partnership had invested approximately $27,645,000 of the proceeds described above in 22 Properties (one of which was under construction as of December 31, 1997), and to pay acquisition fees and certain acquisition expenses, leaving approximately $2,377,700 of net offering proceeds available for investment in Properties. The Partnership will use the remaining net offering proceeds, together with proceeds from the sale of Units subsequent to December 31, 1997, to acquire additional Properties, to pay acquisition fees and acquisition expenses and to pay expenses relating to the sale of Units. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Description of Leases

         The leases of the Properties owned by the Partnership as of December 31, 1997, provide for initial terms ranging from 15 to 26 years (the average being 17 years) and expire between 2012 and 2023. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases for the Properties that were operational as of December 31, 1997, provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $60,400 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater.

         The leases also generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

Major Tenants

         During 1997, five lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Tiffany, L.L.C., IHOP Properties, Inc. and Platinum Rotisserie, L.L.C., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1997, Golden Corral Corporation and Foodmaker, Inc. were each the lessees under leases relating to four restaurants, Tiffany, L.L.C. was the lessee under a lease relating to one restaurant, IHOP Properties, Inc. was the lessee under leases relating to two restaurants and Platinum Rotisserie, L.L.C. was the lessee under a lease relating to one restaurant. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Boston Market, and IHOP each accounted for more than ten percent of the Partnership's total rental income for 1997. Because the Partnership's first Property was not purchased until December 1996, the foregoing information regarding the lessees and Restaurant Chains which contributed a significant amount of the Partnership's total rental income during 1997, may or may not be representative of the lessees and Restaurant Chains which will account for more than ten percent of the Partnership's rental income during 1998 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or Restaurant Chains will contribute more than ten percent of the Partnership's rental income during 1998 and subsequent years. In the event that certain lessees or Restaurant Chains contribute more than ten percent of the Partnership's rental income in the future years, any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the anticipated total assets of the Partnership upon completion of the offering of Units.

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

Competition

         The fast-food, family-style, and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned 22 Properties, located in 14 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their costs, including acquisition fees and certain acquisition expenses.

         The Partnership is negotiating to acquire additional Properties, but as of March 13, 1998, had not acquired any such Properties.

Description of Properties

         Land. As of December 31, 1997, the Partnership's Property sites ranged from approximately 27,000 to 120,400 square feet depending upon building size and local demographic factors. Sites purchased or to be purchased by the Partnership are or will be in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. The Properties owned by the Partnership as of December 31, 1997, currently include or will include a building that is one of a Restaurant Chain's approved designs. The buildings to be acquired or constructed generally will be rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,200 to 9,700 square feet. All buildings on Properties acquired or to be acquired by the Partnership will be freestanding and surrounded by paved parking areas. Buildings will be suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 1997 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012) and the average minimum base annual rent is approximately $160,300 (ranging from approximately $148,400 to $170,400).

         Foodmaker, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $112,100 (ranging from approximately $77,900 to $132,200).

         Tiffany, L.L.C. leases one Golden Corral restaurant. The initial term of the lease is 20 years (expiring in 2017) and the minimum base annual rent is approximately $189,700.

         IHOP Properties, Inc. leases two IHOP Restaurants. The initial term of each lease is 20 years (expiring in 2017) and the average minimum base annual rent is approximately $137,200 (ranging from approximately $130,200 to $144,100).

         Platinum Rotisserie, L.L.C. leases one Boston Market restaurant. The initial term of the lease is 15 years (expiring in 2012) and the minimum base annual rent is approximately $122,600.


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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 1,570 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price to be paid for any Unit transferred pursuant to the Plan has been $10.00 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. For the year ended December 31, 1997, no Units were transferred other than pursuant to the Plan. The Partnership will not redeem or repurchase Units.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $1,310,885 and $57,846, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the
Partnership's calendar quarters following the first admission of Limited Partners to the Partnership. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended               1997            1996
         -------------            ---------        ----------
         March 31                  $154,476      $        -
         June 30                    266,507               -
         September 30               379,266               -
         December 31                510,636           57,846

         For  the  period  January  1,  1996  through   October  11,  1996,  the
Partnership did not make any cash distributions because operations had not commenced.

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

                                                                                          For the Period
                                                                                         February 10, 1995
                                                     Year Ended         Year Ended      (Date of Inception)
                                                     December 31,       December 31,      through December 31,
                                                         1997              1996                  1995
    Revenues                                        $  1,453,242       $    31,614         $        -
    Net income                                         1,154,760            26,910                  -
    Cash distributions declared (2)                    1,310,885            57,846                  -
    Net income per Unit                                      .51               .05                  -
    Cash distributions declared per Unit (2)                 .57               .11                  -
    Weighted average number of
        Limited Partner Units outstanding (3)          2,279,801           503,436                  -

                                                                      As of December 31,
                                                     1997               1996                        1995

    Total assets                                     $31,823,613         $7,240,324            $  256,890
    Total partners' capital                           29,846,580          6,996,213                 1,000


    (1)  Operations  did not commence until October 12, 1996, the date following
         when  the  Partnership   received  the  minimum  offering  proceeds  of
         $1,500,000, and such proceeds were released from escrow.

    (2) Approximately 12% and 53% of cash distributions ($0.07 and $0.06 per Unit, respectively) for the years ended December 31, 1997 and 1996, respectively, represents a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net income on a GAAP basis. The Partnership has not treated such amounts as a return of capital for purposes of calculating the Limited Partners' return on their invested capital contributions.

    (3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The Partnership's primary investment objectives are to preserve, protect and enhance Partnership capital, while providing (i) cash distributions commencing in the initial year of Partnership operations in amounts which exceed current taxable income (due to the fact that depreciation deductions attributable to the Properties reduce taxable income even though depreciation is not a cash expenditure); (ii) an anticipated minimum level of income through the long-term rental of Properties to selected operators of certain national and regional fast-food, family-style and casual dining Restaurant Chains; (iii) additional income and protection against inflation by participation in certain restaurant gross sales through the receipt of percentage rent payments and, typically, automatic increases in the minimum annual rent; and (iv) capital appreciation through the potential increase in value of the Properties.

         As of December 31, 1997, the Partnership owned 22 Properties, one of which was under construction.

Liquidity and Capital Resources

         On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 Units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. As of December 31, 1997, the Partnership had accepted subscriptions for 3,500,000 Units and had received subscription proceeds for 3,414,576 Units, representing $34,145,759 of capital contributed by Limited Partners. The remaining proceeds of $854,241, representing the remaining 85,424 Units were received during the period January 1, 1998 through February 6, 1998.

         As of December 31, 1997, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,022,641. During 1996, the Partnership invested or committed for investment approximately $2,960,800 of such proceeds in two Properties and to pay acquisition fees and certain acquisition expenses. During 1997, the Partnership completed construction of the Property under construction in 1996 and acquired 20 additional Properties (one of which was under construction as of December 31, 1997). As a result of the above transactions, as of December 31, 1997, the Partnership had invested approximately $27,645,000 of the net proceeds in 22 Properties, and to pay acquisition fees and miscellaneous acquisition expenses, leaving approximately $2,377,700 of net offering proceeds available for investment in Properties. As of December 31, 1997, the Partnership had paid $1,536,559 in acquisition fees to an affiliate of the General Partners.

         The  building  under   construction   at  December  31,  1997,   became
operational in February 1998. In connection with the purchase of this Property, the Partnership, as lessor entered into a long-term lease agreement.

         As of March 13, 1998, the Partnership had sold a total of 3,500,000 Units, for an aggregate of $35,000,000 in gross offering proceeds and had invested or committed for investment approximately $28,056,645 of such proceeds in 22 Properties and to pay acquisition fees and certain acquisition expenses, leaving approximately $2,746,400 in net offering proceeds available for investment in Properties. As of March 13, 1998, the Partnership had incurred $1,575,000 in acquisition fees to an affiliate of the General Partners.

         The Partnership presently is negotiating to acquire additional Properties, but as of March 13, 1998, had not acquired any such Properties. The Partnership will use the remaining net offering proceeds, to acquire additional Properties, to pay acquisition expenses and in the discretion of the General Partners, to create operating reserves.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants and interest received, less cash paid for expenses). Cash from operations was $1,361,610 and $27,146 for the years ended December 31, 1997 and 1996. The increase in cash from operations for the year ended

December 31, 1997, as compared to the year ended December 31, 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

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

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the General Partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At December 31, 1997, the Partnership had $4,143,327 invested in such short-term investments, as compared to $5,371,325 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily a result of the payment during 1997, of costs relating to the Property that was under construction at December 31, 1996 and the acquisition of additional Properties during 1997. The funds remaining at December 31, 1997 will be used to pay construction costs relating to several Properties that were incurred but unpaid at December 31, 1997, to purchase and develop additional Properties, to pay acquisition costs, to pay distributions, to meet the Partnership's working capital and other needs and, in the General Partners' discretion, to create cash reserves.

         During the years ended December 31, 1997 and 1996, and the period February 10, 1995 (date of inception) through December 31, 1995, affiliates of the General Partners incurred on behalf of the Partnership $211,216, $285,858 and $196,174, respectively, for certain organizational and offering expenses. In addition, during 1997 and 1996, affiliates incurred $134,138 and $18,036, respectively, for certain acquisition expenses and $44,166 and $893, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $118,231 and $83,889, respectively, to related parties for such amounts, fees and other reimbursements. As of March 13, 1998, the Partnership had reimbursed the affiliates all such amounts. Amounts payable to other parties, including distributions payable, increased to $1,629,719 at December 31, 1997, as compared to $160,222 at December 31, 1996, primarily as a result of an increase in distributions payable to Limited Partners and an increase in construction costs payable at December 31, 1997. The General
Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $1,310,885 and $57,846, respectively, for the years ended December 31, 1997 and 1996 (representing distributions of $0.57 and $0.11 per Unit, respectively, based on the weighted average number of Units outstanding during the period the Partnership was operational). No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         The General Partners have obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will generate cash flow in excess of operating expenses. Partnership net income is expected to increase in 1998, as rental income increases due to the acquisition of additional Properties during 1998 and the fact that Properties acquired during 1997 will earn rental income for a full year in 1998, as compared to a partial year in 1997. Accordingly, the General Partners believe that the anticipated decrease in the

Partnership's liquidity in 1998, due to its investment of the remaining net offering proceeds in additional Properties and the payment of construction costs relating to several Properties incurred but unpaid at December 31, 1997, will not have an adverse effect on the Partnership's operations during 1998.

         Due to low operating expenses, ongoing cash flow from rental income obtained from Properties after they are acquired and the fact that the Partnership will not enter into a commitment to purchase a Property until sufficient cash is available for such purchase, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because all of the leases for the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         No significant operations commenced until the Partnership received and released from escrow the minimum offering proceeds of $1,500,000 on October 11, 1996.

         The  Partnership  owned  and  leased  two  Properties  in  1996  and 22
Properties in 1997 (including one Property which was under construction at December 31, 1997), which are subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $60,400 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties.

         During the years ended December 31, 1997 and 1996, the Partnership earned $1,290,621 and $1,373, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1997, as compared to 1996, is primarily attributable to the acquisition of additional Properties subsequent to December 31, 1996.
Because the Partnership did not commence significant operations until it received the minimum offering proceeds on October 11, 1996, and has not yet acquired all of its Properties, Partnership revenues for the year ended December 31, 1997, represent only a portion of revenues which the Partnership is expected to earn during the full year in which the Partnership's Properties are operational.

         During at least one of the years ended December 31, 1997 and 1996, six lessees, or group of affiliated lessees, of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Tiffany, L.L.C., IHOP Properties, Inc., Platinum Rotisserie, L.L.C. and Carrols Corporation each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1997, Golden Corral Corporation and Foodmaker, Inc. were each the lessee under leases relating to four restaurants, Tiffany, L.L.C. was the lessee under a lease relating to one restaurant, IHOP Properties, Inc. was the lessee under leases relating to two restaurants, Platinum Rotisserie, L.L.C. was the lessee under a lease relating to one restaurant and Carrols Corporation was the lessee under a lease relating to one restaurant. In addition, during at least one of the years ended December 31, 1997 and 1996, five Restaurant Chains, Golden Corral, Jack in the Box, Boston Market, IHOP and Burger King each accounted for more than ten percent of the Partnership's total rental income. Because the Partnership's first Property was not purchased until December 1996, the foregoing information regarding the lessees and Restaurant Chains which contributed a significant amount of the Partnership's total rental income during the years ended December 31, 1997 and 1996, may or may not be representative of the lessees and Restaurant Chains which will account for more than ten percent of the Partnership's rental income during 1998 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or Restaurant Chains will contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In the event that certain lessees or Restaurant Chains contribute more than ten percent of the Partnership's rental income in future years, any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income.

         During the years ended December 31, 1997 and 1996, the Partnership earned $162,621 and $30,241 in interest income from investments in money market accounts or other short-term, highly liquid investments. The increase in interest income during 1997, as compared to 1996, is primarily attributable to the increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner capital contributions during 1997. As of December 31, 1997, the majority of these funds had been invested in Properties; therefore, the Partnership expects interest income to decrease in 1998.

         Operating expenses, including depreciation and amortization expense, were $298,482 and $4,704 for the years ended December 31, 1997 and 1996. The increase in operating expenses during 1997 is primarily attributable to an increase in depreciation expenses as the result of the acquisition of additional Properties during 1997. Operating expenses also increased during 1997, as compared to 1996, as a result of an increase in administrative expenses associated with operating the Partnership and its Properties and an increase in management fees as a result of the increase in rental revenues. The dollar amount of operating expenses is expected to increase, and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease, in 1998 as the Partnership acquires additional Properties and the Property under construction becomes operational.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, and the leases the Partnership expects to enter into, are or are expected to be on a triple-net basis and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                   Page

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand
-------------------------

Orlando, Florida
February 4, 1998

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                         December 31,
                ASSETS                             1997              1996
                ------                          -----------       -------

Land and buildings on operating leases,
  less accumulated depreciation                 $21,311,062       $1,530,768
Net investment in direct financing
  leases                                          6,004,878               -
Cash and cash equivalents                         4,143,327        5,371,325
Receivables                                          68,000            3,711
Organization costs, less accumulated
  amortization of $2,411 and $411                     7,589            9,589
Accrued rental income                               128,225              146
Other assets                                        160,532          324,785
                                                -----------       ----------

                                                $31,823,613       $7,240,324
                                                ===========       ==========

    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    10,456       $  104,514
Accrued construction
  costs payable                                   1,108,627               -
Distributions payable                               510,636           55,708
Due to related parties                              118,231           83,889
Rents paid in advance                                28,277               -
Deferred rental income                              200,806               -
                                                -----------       ---------
    Total liabilities                             1,977,033          244,111

Partners' capital                                29,846,580        6,996,213
                                                -----------       ----------

                                                $31,823,613       $7,240,324
                                                ===========       ==========





                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                                     February 10,
                                                                                                      1995 (Date
                                                                                                     of Inception)
                                                            Year Ended          Year Ended              through
                                                           December 31,         December 31,           December 31,
                                                              1997                 1996                    1995
                                                          -------------        ------------            ------------
Revenues:
  Rental income from
    operating leases                                       $  950,316           $    1,373             $       -
  Earned income from direct
    financing leases                                          340,305                   -                      -
  Interest and other income                                   162,621               30,241                     -
                                                           ----------           ----------             ---------
                                                            1,453,242               31,614                     -
                                                           ----------           ----------             ---------

Expenses:
  General operating and
    administrative                                            123,708                3,980                     -
  Professional services                                        20,429                   -                      -
  Management fees to related
    party                                                      11,842                   12                     -
  State and other taxes                                           424                   -                      -
  Depreciation and amortization                               142,079                  712                     -
                                                           ----------           ----------             ---------
                                                              298,482                4,704                     -
                                                           ----------           ----------             ---------

Net Income                                                 $1,154,760           $   26,910             $       -
                                                           ==========           ==========             =========

Allocation of Net Income:
  General partners                                         $   (1,421)          $       (7)            $       -
  Limited partners                                          1,156,181               26,917                     -
                                                           ----------           ----------             ---------

                                                           $1,154,760           $   26,910             $       -
                                                           ==========           ==========             =========

Net Income per Limited Partner
  Unit                                                     $     0.51           $     0.05            $       -
                                                           ==========           ==========            =========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                               2,279,801              503,436                    -
                                                           ==========           ==========            =========



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995



                                      General Partners                         Limited Partners
                                                 Accumu-                                    Accumu-
                                    Contri-      lated         Contri-        Distri-       lated     Syndication
                                    butions      Losses        butions        butions      Earnings      Costs           Total
                                    -------     --------     -----------    -----------   ----------  -----------     ----------
Balance, February 10, 1995
  (Date of Inception)               $    -     $    -        $        -     $        -    $       -   $        -      $        -

  Contributions from
    general partners                  1,000         -                 -              -            -            -            1,000
                                    -------    -------       -----------    -----------   ----------  -----------     -----------

Balance, December 31, 1995            1,000         -                 -              -            -            -            1,000

  Contributions from
    limited partners                     -          -          8,421,815             -            -            -        8,421,815
  Distributions to limited
    partners ($0.11 per
    limited partner unit)                -          -                 -         (57,846)          -            -          (57,846)
  Syndication costs                      -          -                 -              -            -    (1,395,666)     (1,395,666)
  Net income                             -          (7)               -              -        26,917           -           26,910
                                    -------    -------       -----------    -----------   ----------  -----------     -----------

Balance, December 31, 1996            1,000         (7)        8,421,815        (57,846)      26,917   (1,395,666)      6,996,213

  Contributions from
    limited partners                     -          -         25,723,944             -            -            -       25,723,944
  Distributions to limited
    partners ($0.57 per
    limited partner unit)                -          -                 -      (1,310,885)          -            -       (1,310,885)
  Syndication costs                      -          -                 -              -            -    (2,717,452)     (2,717,452)
  Net income                             -      (1,421)               -              -     1,156,181           -        1,154,760
                                    -------    -------       -----------    -----------   ----------  -----------     -----------

Balance, December 31, 1997          $ 1,000    $(1,428)      $34,145,759    $(1,368,731)  $1,183,098  $(4,113,118)    $29,846,580
                                    =======    =======       ===========    ===========   ==========  ===========     ===========





                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                                    February 10,
                                                                                                     1995 (Date
                                                                                                     of Inception)
                                                          Year Ended           Year Ended              through
                                                         December 31,         December 31,           December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          -------------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                        $  1,353,968         $         -             $        -
        Interest received                                     161,826               30,241                     -
        Cash paid for expenses                               (154,038)              (3,095)                    -
                                                         ------------         ------------            ----------
            Net cash provided by
                    operating activities                    1,361,756               27,146                     -
                                                         ------------         ------------            ----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on
             operating leases                             (18,581,999)          (1,533,446)                    -
        Investment in direct
          financing leases                                 (5,962,087)                  -                      -
           Increase in other
             assets                                                -              (276,848)                    -
           Other                                                  107                 (107)                   (20)
                                                         ------------         ------------            -----------
            Net cash used in
                    investing activities                  (24,543,979)          (1,810,401)                   (20)
                                                         ------------         ------------            -----------

    Cash Flows From Financing
      Activities:
           Reimbursement of
             acquisition,
             organization and
             syndication costs
             paid by related
             parties on behalf of
             the Partnership                                 (396,548)            (497,420)                    -
           Contributions from
             general partners                                      -                    -                   1,000
           Contributions from
             limited partners                              25,723,944            8,498,815                     -
        Distributions to
             limited partners                                (855,957)              (2,138)                    -
        Payment of syndication
             costs                                         (2,450,214)            (845,657)                    -
        Other                                                 (67,000)                  -                      -
                                                         ------------         ------------            ----------
            Net cash provided
                    by financing
                    activities                             21,954,225            7,153,600                  1,000
                                                         ------------         ------------            -----------

Net Increase (Decrease) in
  Cash and Cash Equivalents                                (1,227,998)           5,370,345                    980

Cash and Cash Equivalents at
  Beginning of Period                                       5,371,325                  980                     -
                                                         ------------         ------------            ----------

Cash and Cash Equivalents at
  End of Period                                          $  4,143,327         $  5,371,325            $       980
                                                         ============         ============            ===========

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                                     February 10,
                                                                                                      1995 (Date
                                                                                                     of Inception)
                                                          Year Ended           Year Ended              through
                                                         December 31,         December 31,           December 31,
                                                             1997                 1996                   1995
                                                         ------------         ------------          -------------
Reconciliation of Net Income
  to Net Cash Provided by
  Operating Activities:

    Net income                                           $  1,154,760         $     26,910          $          -
                                                         ------------         ------------          ------------
    Adjustments to reconcile
         net income to net cash
         provided by operating
         activities:
        Depreciation                                          140,079                  301                     -
        Amortization                                            2,000                  411                     -
        Increase in receivables                               (66,771)              (1,227)                    -
        Decrease in net
          investment in direct
          financing leases                                     28,084                   -                      -
        Increase in accrued
          rental income                                      (128,079)                (146)                    -
        Increase in accounts
             payable                                              398                   57                     -
        Increase in due to
             related parties,
             excluding acquisition,
             organization and
             syndication costs paid
             on behalf of the
             Partnership                                        2,202                  820                     -
        Increase in rents paid in
          advance                                              28,277                   -                      -
           Increase in deferred
             rental income                                    200,806                   -                      -
           Other                                                   -                    20                     -
                                                         ------------         ------------          ------------
            Total adjustments                                 206,996                  236                     -
                                                         ------------         ------------          ------------

Net Cash Provided by Operating
  Activities                                             $  1,361,756         $     27,146          $          -
                                                         ============         ============          ============

Supplemental Schedule of
  Non-Cash Investing and
  Financing Activities:

    Related parties paid certain
      acquisition, organization and
      syndication costs on behalf of
      the Partnership as follows:
           Acquisition costs                             $    134,138         $     18,036          $          -
           Organization costs                                      -                    -                  10,000
           Syndication costs                                  211,216              285,858                186,174
                                                         ------------         ------------          -------------

                                                         $    345,354         $    303,894          $     196,174
                                                         ============         ============          =============

    Distributions declared
         and unpaid at
         December 31                                     $    510,636         $     55,708          $          -
                                                         ============         ============          ============

                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership is authorized to sell a maximum of 3,500,000 units ($35,000,000) of limited partnership interest. A total of 3,414,576 units ($34,145,759) of limited partnership interest had been sold as of December 31, 1997.

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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the direct financing or operating methods. Such methods are described below:

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


1.       Significant Accounting Policies - Continued:

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals (including rental payments, if any, required during the construction of a property) vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 5).

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

         Weighted Average Number of Limited Partner Units Outstanding Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the Partnership's leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases. The leases have initial terms of 15 to 26 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


2.       Leases - Continued:

         damage, fire and extended coverage. The lease options generally allow the tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                   1997          1996
                                               -----------    -----------

                  Land                         $10,812,849    $   852,578
                  Building                       9,476,977        659,134
                                               -----------    -----------
                                                20,289,826      1,511,712
                  Less accumulated
                    depreciation                  (140,380)          (301)
                                               -----------    -----------
                                                20,149,446      1,511,411
                  Construction in progress       1,161,616         19,357
                                               -----------    -----------

                                               $21,311,062    $ 1,530,768
                                               ===========    ===========

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997 and 1996, the Partnership recognized $128,079 and $146, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 1997:

                  1998                             $ 1,840,935
                  1999                               1,855,422
                  2000                               1,857,340
                  2001                               1,858,867
                  2002                               1,934,126
                  Thereafter                        23,592,272
                                                   -----------

                                                   $32,938,962

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


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

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1997           1996
                                                -----------    ----------

                  Minimum lease payments
                    receivable                  $13,241,374    $        -
                  Estimated residual
                    values                        1,773,526             -
                  Less unearned income           (9,010,022)            -
                                                -----------    ----------

                  Net investment in
                    direct financing
                    leases                      $ 6,004,878    $        -
                                                ===========    ==========


         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                          $   677,167
                  1999                              677,167
                  2000                              677,167
                  2001                              677,167
                  2002                              683,170
                  Thereafter                      9,849,536
                                                -----------

                                                $13,241,374

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


5.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $2,717,452 and $1,395,666 for the years ended December 31, 1997 and 1996, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. All organizational and offering expenses, as defined in the Partnership's prospectus, which exceed three percent of the total gross proceeds received from the sale of units of the Partnership will be paid or reimbursed by the general partners and will not be the responsibility of the Partnership.

6.       Allocations and Distributions:

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


6.       Allocations and Distributions - Continued:

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

         During the years ended December 31, 1997 and 1996, the Partnership declared distributions to the limited partners of $1,310,885 and $57,846. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for
                    financial reporting
                    purposes                                 $1,154,760       $   26,910        $       -

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                    (45,009)            (386)               -

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           28,084               -                 -

                  Capitalization of admin-
                    strative expenses for
                    tax reporting purposes                           -             3,662

                  Accrued rental income                        (128,079)            (146)               -

                  Deferred rental income                        281,415               -

                  Rents paid in advance                          28,277               -                 -

                  Amortization for
                    financial reporting
                    purposes (less than)
                    in excess of amortiza-
                    tion for tax reporting
                    purposes                                       (732)             183                -

                  Other                                              34               -                 -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $1,318,750       $   30,223        $       -
                                                             ==========       ==========        =========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc through October 1997.

         CNL Securities Corp. is entitled to receive selling commissions amounting to 8.5% of the total amount raised from the sale of units of limited partnership interest for services in connection with the formation of the Partnership and the offering of units, a substantial portion of which is paid as commissions to other broker-dealers. For the years ended December 31, 1997 and 1996, the Partnership incurred $2,186,535 and $715,854, respectively, as syndication costs for such fees, of which $2,050,986 and $673,534, respectively, was or will be reallowed to other broker-dealers.

         In addition, CNL Securities Corp. is entitled to receive a due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of units of limited partnership interest, a portion of which may be reallowed to other broker-dealers and from which all due diligence expenses will be paid. For the years ended December 31, 1997 and 1996, the Partnership incurred $128,620 and $42,109, respectively, of such fees. The majority of these fees were reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         CNL Fund Advisors, Inc. is entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the total amount raised from the sale of units of limited partnership interest. For the years ended December 31, 1997 and 1996, the Partnership incurred $1,157,577 and $378,982, respectively, of such fees. Such fees are included in land and buildings, net investment in direct financing leases and other assets.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


8.       Related Party Transactions - Continued:

         The Partnership and CNL Fund Advisors, Inc. have entered into a management agreement pursuant to which CNL Fund Advisors, Inc. receives annual management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. For the years ended December 31, 1997 and 1996, the Partnership incurred $11,842 and $12, respectively, for such management fees.

         During the years ended December 31, 1997 and 1996, and the period February 10, 1995 (date of inception) through December 31, 1995, CNL Fund Advisors, Inc. and its affiliates provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. For the years ended December 31, 1997 and 1996, and the period February 10, 1995 (date of inception) through December 31, 1995, the expenses incurred for these services were classified as follows:

                                             1997         1996         1995
                                           --------     --------     -------

                  Syndication costs        $212,279     $106,887     $ 37,586
                  General operating
                    and administrative
                    expenses                 98,207        2,980           -
                                           --------     --------     -------

                                           $310,486     $109,867     $ 37,586
                                           ========     ========     ========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


8.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                       1997       1996
                                                     --------   ------

                  Due to CNL Securities
                    Corp.:
                      Commissions                    $ 79,069   $ 44,186
                      Marketing support and
                        due diligence expense
                        reimbursement fee               5,191      2,599
                                                     --------   --------
                                                       84,260     46,785
                                                     --------   --------

                  Due to CNL Fund Advisors,
                    Inc. and its affiliates:
                      Expenditures incurred
                        on behalf of the
                        Partnership                     1,737      2,788
                      Acquisition fees                 29,757     23,392
                      Accounting and admini-
                        strative services               1,921     10,912
                      Management fees                     556         12
                                                     --------   --------
                                                       33,971     37,104
                                                     --------   --------

                                                     $118,231   $ 83,889
                                                     ========   ========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the periods ended:

                                                                                        February 10,
                                                                                         1995 (Date
                                                                                         of Inception)
                                                                                           through
                                             December 31,         December 31,           December 31,
                                                 1997                 1996                   1995
                  Golden Corral Corp.        $241,395              $     -               $     -
                  Foodmaker, Inc.             240,261                    -                     -
                  Tiffany, L.L.C.             154,153                    -                     -
                  IHOP Properties, Inc.       152,343                    -                     -
                  Platinum Rotisserie,
                    L.L.C.                    133,591                    -                     -
                  Carrols Corporation         100,312                 1,373                    -

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the periods ended:

                                                                                    February 10,
                                                                                     1995 (Date
                                                                                     of Inception)
                                                                                       through
                                         December 31,         December 31,           December 31,
                                             1997                 1996                   1995
                  Golden Corral          $395,548             $      -               $     -
                  Jack in the Box         240,261                    -                     -
                  Boston Market           231,489                    -                     -
                  IHOP                    152,343                    -                     -
                  Burger King             100,312                 1,373                    -


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              Years Ended December 31, 1997 and 1996 and the Period
                      February 10, 1995 (Date of Inception)
                            through December 31, 1995


9.       Concentration of Credit Risk - Continued:

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

10.      Subsequent Events:

         During the period January 1, 1997 through February 4, 1998, the Partnership received capital contributions for an additional 74,408 units ($744,077) of limited partnership interest.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                                                                 Amount and Nature of
           Title of Class               Name of Partner          Beneficial Ownership         Percent of Class
    General Partnership Interests     James M. Seneff, Jr.                                           45%
                                      Robert A. Bourne                                               45%
                                      CNL Realty Corporation                                         10%
                                                                                                    ----
                                                                                                    100%

    Limited Partnership Interests     James M. Seneff, Jr.            2,500 Units                  0.07%
                                      Robert A. Bourne                2,500 Units                  0.07%
                                                                                                   -----
                                                                                                   0.14%

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                               For the Year Ended
              and Recipient                       Method of Computation                      December 31, 1997
        -----------------------                   ---------------------                    -------------------
Selling commissions to CNL               Commissions of 8.5% per Unit on          $2,186,535, of which $2,050,986
Securities Corp., as managing            all Units sold, up to eight percent      was reallowed to other broker-
dealer of the Partnership's              of which may be reallowed to             dealers
offering of Units                        other dealers with respect to Units
                                         sold by such dealers.

Due diligence expense reim-              Fee equal to 0.5% of gross               $128,620, the majority of which
bursement fee to CNL Securities          offering proceeds, a portion of          was reallowed to other broker-
Corp.                                    which may be reallowed to other          dealers for the payment of bona
                                         dealers and from which all due           fide due diligence expenses were
                                         diligence expenses will be paid.         paid.

Reimbursement to General                 Actual  expenses  incurred, except       $423,495
Partners and their affiliates for        that the General Partners will pay
organizational and offering              all such expenses in excess of
expenses incurred in connection          three percent of the gross offering
with the Partnership's offering of       proceeds.
Units

Acquisition fees and expenses to         Fees equal to 4.5% of gross              Acquisition fees:  $1,157,577
CNL Fund Advisors, Inc.                  offering proceeds to CNL Fund
                                         Advisors, Inc., plus reimburse-          Acquisition expenses:
                                         ment to the General Partners and         $134,138
                                         their affiliates for expenses
                                         actually incurred.

Reimbursement to CNL Fund                Operating expenses are reimbursed        Operating expenses incurred
Advisors, Inc. and affiliates for        at the lower of cost or 90 percent       on behalf of the Partnership:
operating expenses                       of the prevailing rate at which          $44,166
                                         comparable services could have
                                         been obtained in the same                Accounting and administra-
                                         geographic area.  Affiliates of the      tive services:  $98,207
                                         General  Partners  from  time  to  time
                                         incur  certain  operating  expenses  on
                                         behalf of the Partnership for which the
                                         Partnership  reimburses  the affiliates
                                         without interest.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                               For the Year Ended
              and Recipient                       Method of Computation                      December 31, 1997
        -----------------------                   ---------------------                    -------------------
Annual management fee to CNL             One percent of the sum of gross             $11,842
Fund Advisors, Inc.                      revenues (excluding noncash lease
                                         accounting adjustments) from Properties
                                         wholly  owned by the  Partnership  plus
                                         the  Partnership's  allocable  share of
                                         gross  revenues  of joint  ventures  in
                                         which the Partnership is a co-venturer.
                                         The  management  fee,  which  will  not
                                         exceed competi-tive fees for comparable
                                         services in the same  geographic  area,
                                         may or may not be taken, in whole or in
                                         part  as  to  any  year,  in  the  sole
                                         discretion of CNL Fund  Advisors,  Inc.
                                         All or any  portion  of the  management
                                         fee not  taken  as to any  fiscal  year
                                         shall be deferred  without interest and
                                         may be taken in such other  fiscal year
                                         as  CNL  Fund   Advisors,   Inc.  shall
                                         determine.

Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to CNL           estate disposition fee, payable
Fund Advisors, Inc.                      upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee  shall  be made  only  if CNL  Fund
                                         Advisors,  Inc.  provides a substantial
                                         amount of services in  connection  with
                                         the sale of a  Property  or  Properties
                                         and shall be  subordinated  to  certain
                                         minimum    returns   to   the   limited
                                         partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the limited
                                         partners.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                               For the Year Ended
              and Recipient                       Method of Computation                      December 31, 1997
        -----------------------                   ---------------------                    -------------------
General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         limited partners.
==========================================================================================================================


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Statements of Partners' Capital for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Statements of Cash Flows for the years ended December 31, 1997 and 1996 and the period February 10, 1995 (date of inception) through December 31, 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

               **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

               **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

               **4.3 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **8.4       Opinion  of  Baker  &  Hostetler   regarding  certain
                           material   issues   relating   to  the   Distribution
                           Reinvestment Plan of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.4 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on March 20, 1997, and incorporated herein by reference.)

               **10.2 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.3 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.4 Form of Development Agreement (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.5      Form of  Indemnification  and Put Agreement (Filed as
                           Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.6 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.7 Form of Lease Agreement for Existing Restaurant (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.8 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.9 Form of Premises Lease for Golden Corral Restaurant (Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.10 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

               **10.11 Form of Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

               **10.12 Form of Cotenancy Agreement with Affiliated Entity (Filed as Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

               **10.13 Form of Registered Investor Advisor Agreement (Filed as Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                27         Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.


**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

                                     CNL INCOME FUND XVIII, LTD.

                                     By:      CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -----------------------------
                                              ROBERT A. BOURNE, President


                                     By:      ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE


                                     By:      JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ----------------------------
                                              JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President,  Treasurer and  Director                  March 26, 1998
---------------------------------------- (Principal  Financial  and
Robert A. Bourne                         Accounting  Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer,                             March 26, 1998
---------------------------------------- Chairman and Director (Principal
James M. Seneff, Jr.                     Executive Officer)


==========================================================================================================================

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                           Costs Capitalized
                                                                                               Subsequent
                                                            Initial Cost                     To Acquisition
                                                                         Buildings
                                        Encum-                              and             Improve-      Carrying
                                       brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Lexington, North Carolina        $    -         $   210,369       $         -        $       -      $     -

    Boston Market Restaurants:
      Raleigh, North Carolina               -             700,361            597,806               -            -
      Timonium, Maryland                    -             768,286                 -           429,011           -
      San Antonio, Texas                    -             676,288                 -           225,926           -
      Minnetonka, Minnesota                 -             574,291                 -                -            -

    Burger King Restaurant:
      Kinston, North Carolina               -             261,805            661,670               -            -

    Chevy's Fresh Mex Restaurant:
      Mesa, Arizona                         -           1,027,746          1,596,063               -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Houston, Texas                      -             888,446                 -           765,352           -
        Stow, Ohio                          -             489,090                 -                -            -
        Galveston, Texas                    -             686,534                 -           751,467           -
        Elizabethtown, Kentucky             -             488,082                 -         1,041,209           -
        Destin, Florida                     -             563,723                 -         1,161,616           -

    Ground Round Restaurant:
      Rochester, New York                   -             525,130            582,038               -            -

    IHOP Restaurant:
      Santa Rosa, California                -             499,771                 -                -            -

    Jack in the Box Restaurants:
      Centerville, Texas                    -             261,222                 -           541,645           -
      Echo Park, California                 -             672,867                 -           657,618           -
      Henderson, Nevada                     -             521,361                 -           606,942           -
      Houston, Texas                        -             776,237                 -           587,970           -

     Wendy's Restaurant:
       Sparta, Tennessee                    -             221,240                 -           432,260           -
                                      --------        -----------        -----------       ----------      ------

                                      $     -         $10,812,849        $ 3,437,577       $7,201,016      $    -
                                      ========        ===========        ===========       ==========      ======

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Arby's Restaurant:
      Lexington, North Carolina             -         $        -         $   457,680       $       -       $    -






                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (b)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   210,369              (f)           $   210,369         $         -           1997           07/97               (d)


           700,361              597,806          1,298,167              18,758          1994           01/97               (b)
           768,286              429,011          1,197,297               6,659          1997           05/97               (b)
           676,288              225,926            902,214               2,798          1997           04/97               (b)
           574,291              (f)                574,291                  -           1997           04/97               (d)


           261,805              661,670            923,475              22,358          1994           12/96               (b)


         1,027,746            1,596,063          2,623,809                 146          1994           12/97               (b)



           888,446              765,352          1,653,798              19,115          1997           12/96               (b)
           489,090              (f)                489,090                  -           1997           04/97               (d)
           686,534              751,467          1,438,001              15,504          1997           01/97               (b)
           488,082            1,041,209          1,529,291               6,830          1997           05/97               (b)
           563,723            1,161,616          1,725,339                (h)           (g)            09/97               (h)


           525,130              582,038          1,107,168               3,871          1981           10/97               (b)


           499,771               (f)               499,771                  -           1997           05/97               (d)


           261,222              541,645            802,867              12,680          1997           01/97                (b)
           672,867              657,618          1,330,485              11,260          1997           01/97                (b)
           521,361              606,942          1,128,303              10,171          1997           01/97                (b)
           776,237              587,970          1,364,207               5,276          1997           05/97                (b)


           221,240              432,260            653,500               4,954          1997           04/97                (b)
       -----------         ------------        -----------        ------------

       $10,812,849         $ 10,638,593        $21,451,442        $    140,380
       ===========         ============        ===========        ============






       $        -              (f)              $     (f)               (d)             1997           07/97               (d)

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                    Subsequent
                                                              Initial Cost                       To Acquisition
                                                                           Buildings
                                          Encum-                              and             Improve-      Carrying
                                         brances           Land           Improvements         ments         Costs
    Black-eyed Pea Restaurant
      Atlanta, Georgia                        -                  -                  -           652,012           -

    Golden Corral Family
      Steakhouse Restaurant:
        Stow, Ohio                            -                  -           1,279,131               -            -

    IHOP Restaurants:
      Bridgeview, Illinois                    -             353,714          1,149,532               -            -
      Santa Rosa, California                  -                  -             856,829               -            -

    On the Border Restaurant:
      San Antonio, Texas                      -                  -                  -         1,284,064           -
                                         -------        -----------        -----------       ----------     -------

                                         $    -         $   353,714        $ 3,743,172       $1,936,076     $     -
                                         =======        ===========        ===========       ==========     =======





                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                     Depreciation
                      at Close of Period (b)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------

            -                  (f)                  (f)                 (d)             1991           03/97               (d)



            -                  (f)                  (f)                 (d)             1997           04/97               (d)


           (f)                 (f)                  (f)                 (d)             1972           07/97               (e)
            -                  (f)                  (f)                 (d)             1994           05/97               (d)


            -                  (f)                  (f)                 (d)             1997           04/97               (d)


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997 and 1996 are summarized as follows:

                                                                                 Accumulated
                                                                 Cost (b)       Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1995           $        -          $        -
                        Acquisitions                           1,531,069                  -
                        Depreciation expense                          -                  301
                                                             -----------         -----------

                        Balance, December 31, 1996             1,531,069                 301
                        Acquisitions                          19,920,373                  -
                        Depreciation expense                          -              140,079
                                                             -----------         -----------

                        Balance, December 31, 1997           $21,451,442         $   140,380
                                                             ===========         ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership for federal income tax purposes was $26,322,788. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing leases. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g)        Scheduled for completion in 1998.

(h)        Property  was  not  placed  in  service  as  of  December  31,  1997;
           therefore, no depreciation was taken.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                             Page

    **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

    **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

    **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-90998-01 on Form S-11 and incorporated herein by reference.)

    **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

    **4.3 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **8.4 Opinion of Baker & Hostetler regarding certain material issues relating to the Distribution Reinvestment Plan of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.4 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.1 Management Agreement between CNL Income Fund XVIII, Ltd. and CNL Fund Advisors, Inc. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 20, 1997, and incorporated herein by reference.)

    **10.2 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the
                  Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.3 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.4        Form of  Development  Agreement  (Filed as Exhibit 10.5 to the
                  Registrant's   Registration   Statement  on  Form  S-11,   No.
                  33-90998, incorporated herein by reference.)

    **10.5        Form of  Indemnification  and Put Agreement  (Filed as Exhibit
                  10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.6 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.7        Form of Lease  Agreement  for  Existing  Restaurant  (Filed as
                  Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.8 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.9        Form of Premises Lease for Golden Corral  Restaurant (Filed as
                  Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.10 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.11       Form of Cotenancy Agreement with Unaffiliated Entity (Filed as
                  Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

    **10.12       Form of Cotenancy  Agreement with Affiliated  Entity (Filed as
                  Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33- 90998, incorporated herein by reference.)

    **10.13       Form  of  Registered  Investor  Advisor  Agreement  (Filed  as
                  Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

     27           Financial Data Schedule (Filed herewith.)


**previously filed