Form 10-Q
period 1998-03-31
CNL INCOME FUND XVIII LTD
filed 1998-05-12
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                   33-90998-01


                           CNL Income Fund XVIII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-3295394
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                            32801
----------------------------           -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                   (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS





Part I                                                              Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  10-13


Part II

  Other Information                                                 14

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                            CONDENSED BALANCE SHEETS


                                               March 31,       December 31,
              ASSETS                             1998              1997
                                              -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $224,501 and
  $140,380                                    $21,099,189       $21,311,062
Net investment in direct financing
  leases                                        5,989,585         6,004,878
Cash and cash equivalents                       4,406,877         4,143,327
Receivables                                        47,721            68,000
Prepaid expenses                                    3,025                -
Organization costs, less accumulated
  amortization of $2,911 and $2,411                 7,089             7,589
Accrued rental income                             115,055           111,867
Other assets                                      196,352           160,532
                                              -----------       -----------

                                              $31,864,893       $31,807,255
                                              ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $       837       $    10,456
Accrued construction costs payable                345,971         1,108,627
Distributions payable                             601,810           510,636
Due to related parties                             17,594           118,231
Rents paid in advance                              65,084            28,277
Deferred rental income                            224,328           184,448
                                              -----------       -----------
  Total liabilities                             1,255,624         1,960,675

Partners' capital                              30,609,269        29,846,580
                                              -----------       -----------

                                              $31,864,893       $31,807,255
                                              ===========       ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                           March 31,
                                                  1998                1997
                                               ---------            --------

Revenues:
  Rental income from operating leases          $ 526,629            $  52,230
  Earned income from direct financing
    leases                                       146,344                1,113
  Interest and other income                       52,942               42,871
                                               ---------            ---------
                                                 725,915               96,214
                                               ---------            ---------

Expenses:
  General operating and administrative            34,709               16,685
  Professional services                            5,007                5,896
  Management fees to related party                 6,427                1,212
  State and other taxes                            8,308                  416
  Depreciation and amortization                   84,621                9,828
                                               ---------            ---------
                                                 139,072               34,037
                                               ---------            ---------

Net Income                                     $ 586,843            $  62,177
                                               =========            =========

Allocation of Net Income:
  General partners                             $    (846)           $     (98)
  Limited partners                               587,689               62,275
                                               ---------            ---------

                                               $ 586,843            $  62,177
                                               =========            =========

Net Income Per Limited Partner Unit            $    0.17            $    0.05
                                               =========            =========

Weighted Average Number of Limited
  Partner Units Outstanding                    3,486,677            1,252,970
                                               =========            =========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended               Year Ended
                                     March 31,                December 31,
                                       1998                       1997
                                   -------------              -----------

General partners:
  Beginning balance                $      (428)                $       993
  Net income                              (846)                     (1,421)
                                   -----------                 -----------
                                        (1,274)                       (428)
                                   -----------                 -----------

Limited partners:
  Beginning balance                 29,847,008                   6,995,220
  Contributions                        854,241                  25,723,944
  Syndication costs                    (76,881)                 (2,717,452)
  Net income                           587,689                   1,156,181
  Distributions ($0.17 and $0.57
    per weighted average limited
    partner unit, respectively)       (601,514)                 (1,310,885)
                                   -----------                 -----------

                                    30,610,543                  29,847,008
                                   -----------                 -----------

Total partners' capital            $30,609,269                 $29,846,580
                                   ===========                 ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                       March 31,
                                                  1998              1997
                                               -----------      --------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $   795,443      $   189,772
                                               -----------      -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                  (691,344)      (5,953,421)
        Investment in direct
          financing leases                          (4,272)        (651,984)
        Increase in other assets                        -           (38,309)
        Other                                           -               107
                                               -----------      -----------
            Net cash used in
              investing activities                (695,616)      (6,643,607)
                                               -----------      -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                        (9,037)        (177,493)
        Contributions from limited
          partners                                 854,241        8,258,063
        Distributions to limited
          partners                                (510,340)         (55,708)
        Payment of syndication costs              (161,141)        (863,175)
        Other                                      (10,000)              -
                                               -----------      ----------
            Net cash provided by
              financing activities                 163,723        7,161,687
                                               -----------      -----------

Net Increase in Cash and Cash
  Equivalents                                      263,550          707,852

Cash and Cash Equivalents at
  Beginning of Quarter                           4,143,327        5,371,325
                                               -----------      -----------

Cash and Cash Equivalents at End of
  Quarter                                      $ 4,406,877      $ 6,079,177
                                               ===========      ===========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                      Quarter Ended
                                                        March 31,
                                                 1998                1997
                                              -----------        -----------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of
      the Partnership as follows:
        Acquisition costs                     $    12,519        $    81,738
        Syndication costs                              -             158,599
                                              -----------        -----------

                                              $    12,519        $   240,337
                                              ===========        ===========

    Distributions declared and unpaid
      at end of quarter                       $   601,810        $   154,476
                                              ===========        ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ended December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         Reclassification - Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Related Party Transactions:

         During the quarters ended March 31, 1998 and 1997, the Partnership incurred $72,610 and $706,781, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. During the quarters ended March 31, 1998 and 1997, a substantial portion of these amounts ($67,539 and $599,493, respectively) was reallowed to other broker-dealers.

         In addition, during the quarters ended March 31, 1998 and 1997, the Partnership incurred $4,271 and $41,575, respectively, in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $854,241 and $8,315,063, received during the quarters ended March 31, 1998 and 1997, respectively. The majority of these fees was reallowed to other broker-dealers for payment of bona fide due diligence expenses.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


2.       Related Party Transactions - Continued:

         Additionally, during the quarters ended March 31, 1998 and 1997, the Partnership incurred $38,441 and $374,178, respectively, in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the quarters ended March 31, 1998 and 1997, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

         In  addition,  during the quarters  ended March 31, 1998 and 1997,  the
         Partnership   incurred   management   fees  of   $6,427   and   $1,212,
         respectively, due to CNL Fund Advisors, Inc.

         During the quarters ended March 31, 1998 and 1997, certain affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows for the quarters ended March 31:

                                                1998               1997
                                              --------           ------

                  Syndication costs           $     -            $ 82,682
                  General operating and
                    administrative
                    expenses                    26,845             13,245
                                              --------           --------

                                              $ 26,845           $ 95,927
                                              ========           ========

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Related Party Transactions - Continued:

         The amounts due to related parties consisted of the following at:

                                                      March 31,    December 31,
                                                        1998           1997

                  Due to CNL Securities Corp.:
                    Commissions                     $     -        $ 79,069
                    Due diligence expense
                      reimbursement fee                   -           5,191
                                                    --------       --------
                                                          -          84,260
                                                    --------       --------
                  Due to CNL Fund Advisors,
                    Inc.:
                      Expenditures incurred on
                        on behalf of the
                        Partnership                   12,681          1,737
                      Acquisition fees                    -          29,757
                      Accounting and admini-
                        strative services              4,295          1,921
                      Management fees                    618            556
                                                    --------       --------
                                                      17,594         33,971
                                                    --------       --------

                                                    $ 17,594       $118,231
                                                    ========       ========

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for at least one of the quarters ended March 31:

                                                   1998              1997
                                                 --------          ------

                  Golden Corral Corporation      $136,727          $     -
                  Foodmaker, Inc.                 127,364                -
                  IHOP Properties, Inc.            70,844                -
                  Platinum Rotisserie, L.L.C.      35,480            27,153
                  Carrols Corporation              25,078            25,078

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


3.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for the quarters ended March 31:

                                                 1998              1997
                                               --------          ------
                  Golden Corral Family
                    Steakhouse Restaurant      $188,192          $     -
                  Jack in the Box               127,364                -
                  Boston Market                  92,486            27,153
                  IHOP                           70,844                -
                  Burger King                    25,078            25,078


         It is expected that the percentage of total rental and earned income contributed by these lessees and restaurant chains will decrease as additional properties are acquired and leased during the remainder of 1998 and in subsequent years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 22 Properties.

Liquidity and Capital Resources

         On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. The Partnership's offering of units terminated on February 6, 1998 at which time the maximum offering proceeds of 3,500,000 units ($35,000,000) had been received from investors. The Partnership therefore will derive no additional capital resources from the offering.

         As of March 31, 1998, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $30,800,000. Of this amount, approximately $27,560,700 had been used to invest or committed for investment in 22 Properties and to pay acquisition fees and certain acquisition expenses, leaving approximately $3,239,400 of offering proceeds available for investment in Properties. As of March 31, 1998, the Partnership had incurred $1,575,000 in acquisition fees to an affiliate of the general partners.

         The Partnership presently is negotiating to acquire additional Properties, but as of April 16, 1998, had not acquired any such Properties. The Partnership will use the remaining net offering proceeds to acquire additional Properties, to pay certain acquisition expenses and in the discretion of the general partners, to create operating reserves.

         During the quarters ended March 31, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, and interest and other income received, less cash paid for expenses) of $795,443 and $189,772, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At March 31, 1998, the Partnership had $4,406,877 invested in such short-term investments, as compared to $4,143,327 at December 31, 1997. The increase in the amount invested in short-term investments is primarily attributable to the receipt of additional capital contributions from the sale of units during the quarter ended March 31, 1998. The funds remaining at March 31, 1998, will be used to purchase and develop additional Properties, to pay acquisition costs, to pay limited partner distributions and to meet the Partnership's working capital and other needs and, in the general partners' discretion, to create cash reserves.

         During the quarter ended March 31, 1997, affiliates of the general partners incurred on behalf of the Partnership $158,599 for certain organizational and offering expenses. In addition, during the quarters ended March 31, 1998 and 1997, affiliates of the general partners incurred on behalf of the Partnership $12,519 and $81,738, respectively, for certain acquisition expenses and $15,411 and $9,302, respectively, for certain operating expenses. As of March 31, 1998, the Partnership owed $17,594 to related parties for such amounts, fees and other reimbursements. As of April 16, 1998, the Partnership had reimbursed all such amounts. Amounts payable to other parties, including distributions payable, decreased to $948,618 at March 31, 1998, from $1,629,719 at December 31, 1997, primarily as a result of the payment during the quarter ended March 31, 1998, of construction costs accrued for certain Properties at December 31, 1997.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $601,810 and $154,476 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.17 and $0.12 per weighted average limited partner unit for the quarters ended March 31, 1998 and 1997. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards is expected to minimize the Partnership's operating expenses. Partnership net income is expected to increase throughout 1998, as rental income increases, due to the acquisition of additional Properties. Accordingly, the general partners believe that any anticipated decrease in the Partnership's liquidity in 1998, due to its investment of available net offering proceeds in Properties, will not have an adverse effect on the Partnership's operations.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased eight wholly owned Properties, five of which were under construction, and during the quarter ended March 31, 1998, the Partnership owned and leased 22 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $672,973 and $53,343, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the acquisition of additional Properties subsequent to March 31, 1997, and the fact that Properties acquired during the quarter ended March 31, 1997, were operational for the full quarter ended March 31, 1998, as compared to a partial quarter ended March 31, 1997.

         During at least one of the quarters ended March 31, 1998 and 1997, five lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Platinum Rotisserie, L.L.C., IHOP Properties, Inc., and Carrols Corporation, each contributed more than ten percent of the Partnership's total rental income. As of March 31, 1998, Platinum Rotisserie, L.L.C. and Carrols Corporation were each lessees under leases relating to one restaurant, Golden Corral Corporation and Foodmaker Inc. were the lessees under leases relating to four restaurants and IHOP Properties, Inc. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum annual rental payments required by the leases, Golden Corral Corporation and Foodmaker, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. During at least one of the quarters ended March 31, 1998 and 1997, five restaurant chains, Golden Corral Family Steakhouse Restaurants, Boston Market, Jack in the Box, IHOP, and Burger King, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1998 and subsequent years, it is anticipated that Golden Corral Family Steakhouse Restaurants, Jack in the Box and Boston
Market each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization, were $139,072 and $34,037 for the quarters ended March 31, 1998 and 1997, respectively. The increase in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to March 31, 1997, and the fact that Properties acquired during the quarter ended March 31, 1997, were operational for the full quarter ended March 31, 1998, as compared to a partial quarter ended March 31, 1997.

         Operating expenses also increased during the quarter ended March 31, 1998, as a result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) management fees as a result of the increase in rental revenues, as described above, and
(iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1998. The dollar amount of operating expenses is expected to increase, and the amount of general operating and administrative expenses as a percentage of total revenues is expected to decrease as the Partnership acquires additional Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 1998.


                           CNL INCOME FUND XVIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             -----------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                    By:      /s/ Robert A. Bourne
                                             ------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)