Form 10-Q
period 1998-06-30
CNL INCOME FUND XVIII LTD
filed 1998-08-11
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-19139


                           CNL Income Fund VIII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                         59-2963338
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                        Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                  1

    Condensed Statements of Income                            2

    Condensed Statements of Partners' Capital                 3

    Condensed Statements of Cash Flows                        4

    Notes to Condensed Financial Statements                   5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                            6-8


Part II

  Other Information                                           9

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                June 30,       December 31,
            ASSETS                               1998              1997
            ------                            -----------      --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,543,019 and
  $1,438,534                                  $13,855,747      $13,960,232
Net investment in direct financing
  leases                                        9,947,605       10,044,975
Investment in joint ventures                    2,840,274        2,877,717
Mortgage notes receivable                       1,833,110        1,853,386
Cash and cash equivalents                       1,564,249        1,602,236
Receivables, less allowance for
  doubtful accounts of $23,066 and
  $19,228                                           3,030           51,393
Prepaid expenses                                   11,220            4,357
Accrued rental income                           1,872,704        1,811,329
Other assets                                       52,671           52,671
                                              -----------      -----------

                                              $31,980,610      $32,258,296
                                              ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     5,189      $     8,359
Escrowed real estate taxes payable                 17,826           24,459
Distributions payable                             787,501          787,501
Due to related parties                             59,389           59,649
Rents paid in advance                             112,033           53,556
                                              -----------      -----------
    Total liabilities                             981,938          933,524

Minority interest                                 108,498          108,374

Partners' capital                              30,890,174       31,216,398
                                              -----------      -----------

                                              $31,980,610      $32,258,296
                                              ===========      ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Six Months Ended
                                                               June 30,                            June 30,
                                                      1998             1997              1998              1997
                                                   ----------       ----------        ----------        -------
Revenues:
  Rental income from
    operating leases                               $  455,192       $  444,764        $  910,748        $  901,608
  Earned income from direct
    financing leases                                  297,998          303,521           597,440           608,322
  Contingent rental income                              2,547            2,552            21,033            31,940
  Interest and other income                            70,242           62,054           135,326           121,796
                                                   ----------       ----------        ----------        ----------
                                                      825,979          812,891         1,664,547         1,663,666
                                                   ----------       ----------        ----------        ----------

Expenses:
  General operating and
    administrative                                     43,649           36,296            76,092            70,089
  Professional services                                 6,857            5,186            12,363            10,410
  State and other taxes                                   103               59             5,372             5,081
  Depreciation and
    amortization                                       52,243           52,242           104,485           104,485
                                                   ----------       ----------        ----------        ----------
                                                      102,852           93,783           198,312           190,065
                                                   ----------       ----------        ----------        ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                                723,127          719,108         1,466,235         1,473,601

Minority Interest in
  Income of Consolidated
  Joint Venture                                        (3,307)          (3,441)           (6,711)           (6,830)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                             71,149           71,542           139,253           139,791
                                                   ----------       ----------        ----------        ----------

Net Income                                         $  790,969       $  787,209        $1,598,777        $1,606,562
                                                   ==========       ==========        ==========        ==========

Allocation of Net Income:
  General partners                                 $    7,910       $    7,872        $   15,988        $   16,066
  Limited partners                                    783,059          779,337         1,582,789         1,590,496
                                                   ----------       ----------        ----------        ----------

                                                   $  790,969       $  787,209        $1,598,777        $1,606,562
                                                   ==========       ==========        ==========        ==========

Net Income Per Limited
  Partner Unit                                     $    0.022       $    0.022        $    0.045        $    0.045
                                                   ==========       ==========        ==========        ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                      35,000,000       35,000,000        35,000,000        35,000,000
                                                   ==========       ==========        ==========        ==========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                    Six Months Ended              Year Ended
                                        June 30,                 December 31,
                                          1998                       1997
                                    ----------------             ------------

General partners:
  Beginning balance                  $   226,441                $   194,025
  Net income                              15,988                     32,416
                                     -----------                -----------
                                         242,429                    226,441
                                     -----------                -----------

Limited partners:
  Beginning balance                   30,989,957                 30,930,809
  Net income                           1,582,789                  3,209,151
  Distributions ($0.055 and
    $0.090 per limited
    partner unit, respectively)       (1,925,001)                (3,150,003)
                                     -----------                -----------
                                      30,647,745                 30,989,957
                                     -----------                -----------

Total partners' capital              $30,890,174                $31,216,398
                                     ===========                ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              June 30,
                                                       1998            1997
                                                   -----------      ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,873,504      $ 1,784,279
                                                   -----------      -----------

    Cash Flows from Investing
      Activities:
        Collections on mortgage
          notes receivable                              20,097            1,378
                                                   -----------      -----------
            Net cash provided by
              investing activities                      20,097            1,378
                                                   -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (1,925,001)      (1,837,500)
        Distributions to holder
          of minority interest                          (6,587)          (6,689)
                                                   -----------      -----------
            Net cash used in
              financing activities                  (1,931,588)      (1,844,189)
                                                   -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                          (37,987)         (58,532)

Cash and Cash Equivalents at
  Beginning of Period                                1,602,236        1,476,274
                                                   -----------      -----------

Cash and Cash Equivalents at
  End of Period                                    $ 1,564,249      $ 1,417,742
                                                   ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                      $   787,501      $   787,501
                                                   ===========      ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND VIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in CNL Income Fund VIII, Ltd.'s Form 10-K for the year ended December 31, 1997.

         CNL Income Fund VIII, Ltd. (the "Partnership") accounts for its 88 percent interest in Woodway Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Subsequent Event:

         In July 1998, the Partnership received $116,354 as partial settlement from the Florida Department of Transportation for a right of way taking for a portion of its property in Brooksville, Florida. As of August 11, 1998, the Partnership and the Florida Department of Transportation had neither determined the final settlement amount nor the total square footage of the property to be taken by the Florida Department of Transportation. The Partnership will recognize a gain or loss as a result of the taking of this right of way when the final proceeds are determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund VIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 18, 1989, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 36 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,873,504 and $1,784,279 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,564,249 invested in such short-term investments, as compared to $1,602,236 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions for the six months ended June 30, 1998, and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $981,938 at June 30, 1998, from $933,524 at December 31, 1997, primarily as the result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In July 1998, the Partnership received $116,354 as partial settlement from the Florida Department of Transportation for a right of way taking for a portion of its Property in Brooksville, Florida. As of August 11, 1998, the Partnership and the Florida Department of Transportation had neither determined the final settlement amount nor the total square footage of the Property to be taken by the Florida Department of Transportation. The Partnership will recognize a gain or loss as a result of the taking of this right of way when the final proceeds are determined.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,925,001 and $1,575,001 for the six months ended June 30, 1998 and 1997, respectively ($787,501 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.055 and $0.045 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the six months ended June 30, 1998 and 1997, the Partnership and its consolidated joint venture, Woodway Joint Venture, owned and leased 28 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership and Woodway Joint Venture earned $1,508,188 and $1,509,930, respectively, in rental income from operating leases and earned income from direct financing leases, $753,190 and $748,285 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

         For the six months ended June 30, 1998 and 1997, the Partnership also earned $21,033 and $31,940, respectively, in contingent rental income, $2,547 and $2,552 of which was earned during the quarters ended June 30, 1998 and 1997. The decrease in contingent rental income during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1996, to actual amounts during the six months ended June 30, 1997.

         For the six months ended June 30, 1998 and 1997, the Partnership owned and leased eight Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $139,253 and $139,791, respectively, attributable to net income earned by these unconsolidated joint ventures, $71,149 and $71,542 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

         Operating expenses, including depreciation and amortization expense, were $198,312 and $190,065 for the six months ended June 30, 1998 and 1997, respectively, of which $102,851 and $93,783 were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 11th day of August, 1998.

                           CNL INCOME FUND VIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner


                                    By:      /s/ James M. Seneff, Jr.
                                             ----------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                    By:      /s/ Robert A. Bourne
                                             ----------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)