Form 10-Q
period 1998-06-30
CNL INCOME FUND XVIII LTD
filed 1998-08-11
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-24095


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

                                    CONTENTS





Part I                                                               Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4-5

             Notes to Condensed Financial Statements                 6-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   9-12


Part II

  Other Information                                                  13

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                            CONDENSED BALANCE SHEETS


                                             June 30,        December 31,
              ASSETS                           1998              1997
                                           -----------       --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $318,315 and
  $140,380                                 $22,246,501        $21,311,062
Net investment in direct financing
  leases                                     6,841,824          6,004,878
Cash and cash equivalents                    1,993,441          4,143,327
Receivables, less allowance for
  doubtful accounts of $8,767 in
  1998                                           8,859             68,000
Prepaid expenses                                13,045                 -
Organization costs, less accumulated
  amortization of $3,411 and $2,411              6,589              7,589
Accrued rental income                          147,761            111,867
Other assets                                   208,910            160,532
                                           -----------        -----------

                                           $31,466,930        $31,807,255
                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     1,917        $    10,456
Accrued construction costs payable                  -           1,108,627
Distributions payable                          656,250            510,636
Due to related parties                           5,491            118,231
Rents paid in advance                           39,367             28,277
Deferred rental income                         132,575            184,448
                                           -----------        -----------
  Total liabilities                            835,600          1,960,675

Partners' capital                           30,631,330         29,846,580
                                           -----------        -----------

                                           $31,466,930        $31,807,255
                                           ===========        ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                      Six Months Ended
                                                                June 30,                            June 30,
                                                      1998            1997               1998              1997
                                                   ---------        ---------         ----------        -------
Revenues:
  Rental income from
    operating leases                               $ 619,878        $ 158,568         $1,146,507        $  210,798
  Earned income from direct
    financing leases                                 153,835           61,623            300,179            62,736
  Interest and other income                           47,836           26,435            100,778            69,306
                                                   ---------        ---------         ----------        ----------
                                                     821,549          246,626          1,547,464           342,840
                                                   ---------        ---------         ----------        ----------

Expenses:
  General operating and
    administrative                                    36,552           38,421             71,261            55,106
  Professional services                                4,973            6,508              9,980            12,404
  Management fees to related
    party                                              7,102            3,313             13,529             4,525
  State and other taxes                                  297                8              8,605               424
  Depreciation and
    amortization                                      94,314           24,351            178,935            34,179
                                                   ---------        ---------         ----------        ----------
                                                     143,238           72,601            282,310           106,638
                                                   ---------        ---------         ----------        ----------

Net Income                                         $ 678,311        $ 174,025         $1,265,154        $  236,202
                                                   =========        =========         ==========        ==========

Allocation of Net
  Income:
    General partners                               $     920        $    (244)        $       74        $     (342)
    Limited partners                                 677,391          174,269          1,265,080           236,544
                                                   ---------        ---------         ----------        ----------

                                                   $ 678,311        $ 174,025         $1,265,154        $  236,202
                                                   =========        =========         ==========        ==========

Net Income Per Limited
  Partner Unit                                     $    0.19        $    0.09         $     0.36        $     0.15
                                                   =========        =========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                3,500,000        1,944,020          3,493,622         1,617,280
                                                   =========        =========         ==========        ==========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                    Six Months Ended             Year Ended
                                        June 30,                December 31,
                                          1998                      1997
                                    ----------------            ------------

General partners:
  Beginning balance                  $      (428)                $       993
  Net income                                  74                      (1,421)
                                     -----------                 -----------
                                            (354)                       (428)
                                     -----------                 -----------

Limited partners:
  Beginning balance                   29,847,008                   6,995,220
  Contributions                          854,241                  25,723,944
  Syndication costs                      (76,881)                 (2,717,452)
  Net income                           1,265,080                   1,156,181
  Distributions ($0.36 and $0.57
    per weighted average limited
    partner unit, respectively)       (1,257,764)                 (1,310,885)
                                     -----------                 -----------
                                      30,631,684                  29,847,008
                                     -----------                 -----------

Total partners' capital              $30,631,330                 $29,846,580
                                     ===========                 ===========



            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                    Six Months Ended
                                                         June 30,
                                                1998                1997
                                             -----------        -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $ 1,459,212        $   463,751
                                             -----------        -----------

    Cash Flows From Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                              (2,219,267)       (12,412,836)
        Investment in direct
          financing leases                      (877,348)        (2,750,670)
        Increase in other assets                 (48,378)                -
        Other                                         -                  80
                                             -----------        -----------
            Net cash used in
              investing activities            (3,144,993)       (15,163,426)
                                             -----------        -----------

    Cash Flows From Financing
      Activities:
        Reimbursement of acquisition
          and syndication costs paid
          by related parties on behalf
          of the Partnership                     (35,055)          (365,218)
        Contributions from limited
          partners                               854,241         13,878,397
        Distributions to limited
          partners                            (1,112,150)          (210,184)
        Payment of syndication costs            (161,141)        (1,409,838)
        Other                                    (10,000)                -
                                             -----------        ----------
            Net cash provided by
              (used in) financing
              activities                        (464,105)        11,893,157
                                             -----------        -----------

Net Decrease in Cash and
  Cash Equivalents                            (2,149,886)        (2,806,518)

Cash and Cash Equivalents at
  Beginning of Period                          4,143,327          5,371,325
                                             -----------        -----------

Cash and Cash Equivalents at End of
  Period                                     $ 1,993,441        $ 2,564,807
                                             ===========        ===========




            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                (A Development Stage Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                      Six Months Ended
                                                          June 30,
                                                  1998               1997
                                               -----------       ------------

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Related parties paid certain
      acquisition and syndication
      costs on behalf of the
      Partnership as follows:
        Acquisition costs                      $    34,639       $   108,841
        Syndication costs                               -            210,866
                                               -----------       -----------

                                               $    34,639       $   319,707
                                               ===========       ===========

    Distributions declared and unpaid
      at end of period                         $   656,250       $   266,570
                                               ===========       ===========


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


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

         In March 1998, the Financial Accounting Standards Board reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Partnership does not have an internal acquisitions function and instead, contracts these services from CNL Fund Advisors, Inc., an affiliate of the general partners, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

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

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Related Party Transactions:

         During the six months ended June 30, 1998 and 1997, the Partnership incurred $72,610 and $1,170,484, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. During the six months ended June 30, 1998 and 1997, a substantial portion of these amounts ($67,539 and $1,030,457, respectively) was reallowed to other broker-dealers.

         In addition, during the six months ended June 30, 1998 and 1997, the Partnership incurred $4,271 and $68,852, respectively, in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $854,241 and $13,770,397, received during the six months ended June 30, 1998 and 1997, respectively. The majority of these fees was reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         Additionally, during the six months ended June 30, 1998 and 1997, the Partnership incurred $38,441 and $619,668, respectively, in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the six months ended June 30, 1998 and 1997, and are included in land and buildings on operating leases, net investment in direct financing leases and other assets.

         In addition,  during the six months  ended June 30, 1998 and 1997,  the
         Partnership   incurred   management   fees  of  $13,529   and   $4,525,
         respectively, due to CNL Fund Advisors, Inc.

         During the six months ended June 30, 1998 and 1997, certain affiliates of the general partners provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis. The expenses

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Related Party Transactions - Continued:

         incurred for these services were classified as follows for the six months ended June 30:

                                                 1998               1997
                                               --------           --------

                  Syndication costs            $     -            $212,279
                  General operating and
                    administrative
                    expenses                     58,088             43,670
                                               --------           --------

                                               $ 58,088           $255,949
                                               ========           ========

         The amounts due to related parties consisted of the following at:

                                                     June 30,       December 31,
                                                       1998             1997

                  Due to CNL Securities Corp.:
                    Commissions                    $     -          $ 79,069
                    Due diligence expense
                      reimbursement fee                  -             5,191
                                                   --------         --------
                                                         -            84,260
                                                   --------         --------
                  Due to CNL Fund Advisors,
                    Inc.:
                      Expenditures incurred on
                        on behalf of the
                        Partnership                   1,638            1,737
                      Acquisition fees                   -            29,757
                      Accounting and admini-
                        strative services             3,129            1,921
                      Management fees                   724              556
                                                   --------         --------
                                                      5,491           33,971
                                                   --------         --------

                                                   $  5,491         $118,231
                                                   ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 23 Properties.

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

         As of June 30, 1998, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totalled $30,800,000. Of this amount, approximately $29,686,200 had been used to invest or committed for investment in 23 Properties and to pay acquisition fees and certain acquisition expenses, leaving approximately $1,113,800 of offering proceeds available for investment in Properties. As of June 30, 1998, the Partnership had incurred $1,575,000 in acquisition fees to an affiliate of the general partners.

         The  Partnership   presently  is  negotiating  to  acquire   additional
Properties, but as of July 20, 1998, had not acquired any such Properties.

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, and interest and other income received, less cash paid for expenses) of $1,459,212 and $463,751, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At June 30, 1998, the Partnership had $1,993,441 invested in such short-term investments, as compared to $4,143,327 at December 31, 1997. The decrease in the amount invested in short-term investments is primarily attributable to the acquisition of an additional Property during the six months ended June 30, 1998 and as a result of the payment during the six months ended June 30, 1998, of construction costs accrued for certain Properties at December 31, 1997. The funds remaining at June 30, 1998, will be used to purchase and develop additional Properties, to pay acquisition costs, to pay limited partner distributions, to meet the Partnership's working capital and other needs and, in the general partners' discretion, to create cash reserves.

         During the six months ended June 30, 1997, affiliates of the general partners incurred on behalf of the Partnership $210,866 for certain organizational and offering expenses. In addition, during the six months ended June 30, 1998 and 1997, affiliates of the general partners incurred on behalf of the Partnership $34,639 and $108,841, respectively, for certain acquisition expenses and $36,126 and $23,105, respectively, for certain operating expenses. As of June 30, 1998 and 1997, the Partnership owed $5,491 and $74,235 to related parties for such amounts, fees and other reimbursements. As of July 20, 1998, the Partnership had reimbursed all such amounts. Amounts payable to other parties, including distributions payable, decreased to $658,167 at June 30, 1998, from $1,629,719 at December 31, 1997, primarily as a result of the payment during the six months ended June 30, 1998, of construction costs accrued for certain Properties at December 31, 1997.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,257,764 and $421,046 for the six months ended June 30, 1998 and 1997, respectively ($656,250 and $266,570 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $0.36 and $0.26 per weighted average limited partner unit outstanding for the six months ended June 30, 1998 and 1997, respectively ($0.19 and $0.14 per unit for the quarters ended June 30, 1998 and 1997, respectively). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 17 wholly owned Properties, seven of which were under construction, and during the six months ended June 30, 1998, the Partnership owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,446,686 and $273,534, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $773,713 and $220,191 of which was earned for the quarters ended June 30, 1998 and 1997, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the acquisition of additional Properties subsequent to June 30, 1997, and the fact that Properties acquired during the quarter and six months ended June 30, 1997, were operational for the full quarter and six months ended June 30, 1998, as compared to a partial quarter and six months ended June 30, 1997.

         Operating expenses, including depreciation and amortization, were $282,310 and $106,638 for the six months ended June 30, 1998 and 1997, respectively, $143,238 and $72,601 of which was incurred during the quarters ended June 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to June 30, 1997, and the fact that Properties acquired during the quarter and six months ended June 30, 1997, were operational for the full quarter and six months ended June 30, 1998, as compared to a partial quarter and six months ended June 30, 1997.

         Operating expenses also increased during the six months ended June 30, 1998 as a result of an increase in (i) administrative expenses for services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest) (ii) management fees as a result of the increase in rental revenues, as described above and (iii) the Partnership incurring additional taxes relating to the filing of various state tax returns during 1998.

         In March 1998, the Financial Accounting Standards Board reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Partnership does not have an internal acquisitions function and instead, contracts these services from CNL Fund Advisors, Inc., an affiliate of the general partners, the effectiveness of EITF 97-11 had no material effect on the Company's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) The Partnership filed one report on Form 8-K on June 23, 1998, reporting property acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 1998.


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