Form 10-Q
period 1998-09-30
CNL INCOME FUND XVIII LTD
filed 1998-11-12
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-24095
                          ----------------------------


                           CNL Income Fund XVIII, Ltd.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                              59-3295394
         (State of other jurisdiction                (I.R.S. Employer
      of incorporation or organization)             Identification No.)


             400 E. South Street
               Orlando, Florida                            32801
   (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number
        (including area code)                        (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                            Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                   1

       Condensed Statements of Income                             2

       Condensed Statements of Partners' Capital                  3

       Condensed Statements of Cash Flows                         4-5

       Notes to Condensed Financial Statements                    6-9

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                           10-15


Part II

    Other Information                                             16

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $407,185
    and $140,380                                                                 $22,157,631             $21,311,062
Net investment in direct financing leases                                          6,817,422               6,004,878
Investment in joint venture                                                          166,224                      --
Cash and cash equivalents                                                          1,866,555               4,143,327
Receivables, less allowance for doubtful
    accounts of $790 in 1998                                                               --                  68,000
Prepaid expenses                                                                      11,203                       --
Organization costs, less accumulated
    amortization of $3,911 and $2,411                                                  6,089                   7,589
Accrued rental income                                                                189,143                 111,867
Other assets                                                                         212,132                 160,532
                                                                            -----------------       -----------------

                                                                                 $31,426,399             $31,807,255
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         2,365          $       10,456
Accrued construction costs payable                                                        --               1,108,627
Accrued real estate taxes payable                                                     23,500                      --
Distributions payable                                                                700,000                 510,636
Due to related parties                                                                14,652                 118,231
Rents paid in advance                                                                 13,008                  28,277
Deferred rental income                                                               116,769                 184,448
                                                                            -----------------       -----------------
       Total liabilities                                                             870,294               1,960,675

Partners' capital                                                                 30,556,105              29,846,580
                                                                            -----------------       -----------------

                                                                                 $31,426,399             $31,807,255
                                                                            =================       =================



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                        Quarter Ended                       Nine Months Ended
                                                        September 30,                         September 30,
                                                    1998             1997                1998               1997
                                                ------------      ------------       --------------     --------------
Revenues:
    Rental income from operating
       leases                                    $  611,530       $   314,510          $ 1,758,037        $   525,308
    Earned income from direct
       financing leases                             170,108           123,417              470,287            186,153
    Interest and other income                        14,189            32,728              114,967            102,034
                                                ------------      ------------       --------------     --------------
                                                    795,827           470,655            2,343,291            813,495
                                                ------------      ------------       --------------     --------------
Expenses:
    General operating and
       administrative                                46,347            32,870              117,608             87,976
    Professional services                             4,184             5,863               14,164             18,267
    Management fees to related parties                7,651             4,707               21,180              9,232
    Real estate taxes                                23,500                --               23,500                 --
    State and other taxes                                --                --                8,605                424
    Depreciation and amortization                    89,370            44,405              268,305             78,584
                                                ------------      ------------       --------------     --------------
                                                    171,052            87,845              453,362            194,483
                                                ------------      ------------       --------------     --------------

Net Income                                       $  624,775       $   382,810        $   1,889,929       $    619,012
                                                ============      ============       ==============     ==============

Allocation of Net Income:
    General partners                              $    (752)       $     (444)        $       (678)       $      (786)
    Limited partners                                625,527           383,254            1,890,607            619,798
                                                ------------      ------------       --------------     --------------

                                                 $  624,775        $  382,810         $  1,889,929        $   619,012
                                                ============      ============       ==============     ==============

Net Income Per Limited Partner Unit              $     0.18        $     0.15         $       0.54        $      0.32
                                                ============      ============       ==============     ==============

Weighted Average Number of Limited
    Partner Units Outstanding                     3,500,000         2,507,828            3,496,435          1,945,482
                                                ============      ============       ==============     ==============




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                               $       (428)               $        993
      Net income                                                              (678 )                    (1,421 )
                                                                   ----------------             ---------------
                                                                            (1,106 )                      (428 )
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 29,847,008                   6,995,220
      Contributions                                                        854,241                  25,723,944
      Syndication costs                                                    (76,881 )                (2,717,452 )
      Net income                                                         1,890,607                   1,156,181
      Distributions ($0.56 and $0.57 per
         weighted average limited
         partner unit, respectively)                                    (1,957,764 )                (1,310,885 )
                                                                   ----------------             ---------------
                                                                        30,557,211                  29,847,008
                                                                   ----------------             ---------------

  Total partners' capital                                              $30,556,105                 $29,846,580
                                                                   ================             ===============




                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,158,678           $     909,568
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                           (2,219,314 )           (13,810,648 )
         Investment in direct financing leases                            (876,076 )            (5,838,231 )
         Investment in joint venture                                      (166,025 )                    --
         Increase in other assets                                          (51,600 )                    --
         Other                                                                  --                      80
                                                                   ----------------         ---------------
             Net cash used in investing activities                      (3,313,015 )           (19,648,799 )
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition and
             syndication costs paid by related
             parties on behalf of the Partnership                          (37,135 )              (338,567 )
         Contributions from limited partners                               854,241              19,964,832
         Distributions to limited partners                              (1,768,400 )              (476,754 )
         Payment of syndication costs                                     (161,141 )            (2,037,781 )
         Other                                                             (10,000 )               (77,000 )
                                                                   ----------------         ---------------
                Net cash provided by (used
                   in) financing activities                             (1,122,435 )            17,034,730
                                                                   ----------------         ---------------

Net Decrease in Cash and Cash Equivalents                               (2,276,772 )            (1,704,501 )

Cash and Cash Equivalents at Beginning
   of Period                                                             4,143,327               5,371,325
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,866,555            $  3,666,824
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           1998                  1997
                                                                      ---------------       ----------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Related parties paid certain
          acquisition and syndication
          costs on behalf of the
          Partnership as follows:
              Acquisition costs                                        $      35,864           $    125,693
              Syndication costs                                                   --                210,866
                                                                      ---------------        ---------------

                                                                       $      35,864           $    336,559
                                                                      ===============        ===============

       Distributions declared and unpaid at
          end of period                                                  $   700,000           $    379,266
                                                                      ===============        ===============


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ended December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In March 1998, the Financial Accounting Standards Board reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Partnership does not have an internal acquisitions function and instead, contracts these services from CNL Fund Advisors, Inc., an affiliate of the general partners, EITF 97-11 had no material effect on the Partnership's financial position or results of operations.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


2.        Investment in Joint Venture:

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $166,025, to purchase land and pay construction costs relating to the joint venture. The Partnership has agreed to contribute approximately $225,811 in additional construction costs to the joint venture. The Partnership will have an approximate 40 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. The following presents the combined, condensed financial information for the joint venture at:

                                                                         September 30,             December 31,
                                                                             1998                      1997
                                                                       ------------------       -------------------
           Land and construction in progress                                  $497,989              $        --
           Cash                                                                  8,950                       --
           Liabilities                                                          90,650                       --
           Partners' capital                                                   416,289                       --

         The Company did not recognize any income from this joint venture because the property owned by the joint venture was not operational as of September 30, 1998.

3.       Related Party Transactions:

         During the nine months ended September 30, 1998 and 1997, the Partnership incurred $72,610 and $1,697,011, respectively, in syndication costs due to CNL Securities Corp. for services in connection with selling units of limited partnership interest. During the nine months ended September 30, 1998 and 1997, a substantial portion of these amounts ($67,539 and $1,591,343, respectively) was reallowed to other broker-dealers.

         In addition, during the nine months ended September 30, 1998 and 1997, the Partnership incurred $4,271 and $99,824, respectively, in due diligence expense reimbursement fees due to CNL Securities Corp. These fees equal 0.5% of the limited partner contributions of $854,241 and $19,964,832, received during the nine months ended September 30, 1998 and 1997, respectively. The majority of these fees were reallowed to other broker-dealers for payment of bona fide due diligence expenses.

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


3.       Related Party Transactions - Continued:

         Additionally, during the nine months ended September 30, 1998 and 1997, the Partnership incurred $38,441 and $898,417, respectively, in acquisition fees due to CNL Fund Advisors, Inc. for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 4.5% of the limited partner capital contributions received during the nine months ended September 30, 1998 and 1997, and are included in land and buildings on operating leases, net investment in direct financing leases, investment in joint venture, and other assets.

         In addition, during the nine months ended September 30, 1998 and 1997, the Partnership incurred management fees of $21,180 and $9,232, respectively, due to CNL Fund Advisors, Inc.

         During the nine months ended September 30, 1998 and 1997, certain affiliates of the general partners provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis. The expenses incurred for these services were classified as follows for the nine months ended September 30:

                                                                           1998                  1997
                                                                     -----------------     -----------------
                   Syndication costs                                 $             --         $     212,279
                   General operating and
                       administrative expenses                                 77,601                70,404
                                                                     -----------------     -----------------

                                                                       $       77,601         $     282,683
                                                                     =================     =================

                           CNL INCOME FUND XVIII, LTD.
                          A Florida Limited Partnership
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


3.       Related Party Transactions - Continued:

         The amounts due to related parties consisted of the following at:

                                                                       September 30,             December 31,
                                                                            1998                     1997
                                                                     -------------------       ------------------
                   Due to CNL Securities Corp.:
                        Commissions                                       $        --                $  79,069
                        Due diligence expense
                           reimbursement fee                                        --                    5,191
                                                                         -------------            -------------
                                                                                    --                   84,260
                                                                         -------------            -------------
                   Due to CNL Fund Advisors, Inc.:
                        Expenditures incurred on
                           behalf of the Partnership                           10,220                    1,737
                        Acquisition fees                                            --                   29,757
                        Accounting and admini-
                           strative services                                    2,484                    1,921
                        Management fees                                         1,948                      556
                                                                         -------------            -------------
                                                                               14,652                   33,971
                                                                         -------------            -------------

                                                                            $  14,652                 $118,231
                                                                         =============            =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants are to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 24 Properties, which included one Property owned by a joint venture in which the Partnership is a co-venturer.

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

         As of September 30, 1998, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totaled $30,800,000. Of this amount, approximately $29,855,600 had been used to invest or committed for investment in 24 Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer, and to pay acquisition fees and certain acquisition expenses, leaving approximately $944,400 of offering proceeds available for investment in Properties. As of September 30, 1998, the Partnership had incurred $1,575,000 in acquisition fees to an affiliate of the general partners.

         The  Partnership   presently  is  negotiating  to  acquire   additional
Properties, but as of October 20, 1998, had not acquired any such Properties.

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $2,158,678 and $909,568, respectively. The increase in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $166,025 to purchase land and pay for construction costs relating to the joint venture. When construction is completed, the Partnership will have an approximate 40 percent interest in the profits and losses of the joint venture.

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the general partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At September 30, 1998, the Partnership had $1,866,555 invested in such short-term investments, as compared to $4,143,327 at December 31, 1997. The decrease in the amount invested in short-term investments is primarily attributable to acquiring one additional Property and investing in Columbus Joint Venture, as described above, and as a result of the payment during the nine months ended September 30, 1998, of construction costs accrued for certain Properties at December 31, 1997. The funds remaining at September 30, 1998, will be used to purchase and develop additional Properties, to pay acquisition costs, to pay limited partner distributions, to meet the Partnership's working capital and other needs and, in the general partners' discretion, to create cash reserves.

         During the nine months ended September 30, 1997, affiliates of the general partners incurred on behalf of the Partnership $210,866 for certain organizational and offering expenses. In addition, during the nine months ended September 30, 1998 and 1997, affiliates of the general partners incurred on behalf of the Partnership $35,864 and $125,693, respectively, for certain acquisition expenses and $65,271 and $35,259, respectively, for certain operating expenses. As of September 30, 1998 and 1997, the Partnership owed $14,652 and $75,844, respectively, to related parties for such amounts, fees and other reimbursements. As of October 20, 1998, the Partnership had reimbursed all such amounts. Amounts payable to other parties, including distributions payable, decreased to $725,865 at September 30, 1998, from $1,629,719 at December 31, 1997, primarily as a result of the payment during the nine months ended September 30, 1998, of construction costs accrued for certain Properties at December 31, 1997.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,957,764 and $800,312 for the nine months ended September 30, 1998 and 1997, respectively ($700,000 and $379,266 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $0.56 and $0.41 per weighted average limited partner unit outstanding for the nine months ended September 30, 1998 and 1997, respectively ($0.20 and $0.15 per unit for the quarters ended September 30, 1998 and 1997, respectively). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 20 wholly owned Properties, three of which were under construction, and during the nine months ended September 30, 1998, the Partnership owned and leased 23 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,228,324 and $711,461, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $781,638 and $437,927 of which was earned for the quarters ended September 30, 1998 and 1997, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the acquisition of additional Properties subsequent to September 30, 1997, and the fact that Properties acquired during the quarter and nine months ended September 30, 1997, were operational for the full quarter and nine months ended September 30, 1998, as compared to a partial quarter and nine months ended September 30, 1997.

         In October 1998, the tenant of four Boston Market Properties filed for bankruptcy. If the leases are eventually rejected, the Partnership anticipates that rental income relating to these Properties will terminate until a new tenant is located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these Properties will have a material effect on the Partnership's financial position or results of operations.

         Operating expenses, including depreciation and amortization, were $453,362 and $194,483 for the nine months ended September 30, 1998 and 1997, respectively, $171,052 and $87,845 of which was incurred during the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties subsequent to September 30, 1997, and the fact that Properties acquired during the quarter and nine months ended September 30, 1997, were operational for the full quarter and nine months ended September 30, 1998, as compared to a partial quarter and nine months ended September 30, 1997.

         Operating expenses also increased during the quarter and nine months ended September 30, 1998 as a result of an increase in administrative expenses for services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations (including administrative services in connection with selling units of limited partnership interest) and management fees as a result of the increase in rental revenues, as described above. The increase during the nine months ended September 30, 1998 was also due to the Partnership incurring additional taxes relating to the filing of various state tax returns during 1998.

         In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded approximately $23,500 in real estate tax expenses due to the fact that in October 1998, the tenant of the four Boston Market Properties filed for bankruptcy, as described above. If the tenant decides to reject the leases, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a new tenant or buyer for these Properties is located.

         In March 1998, the Financial Accounting Standards Board reached a consensus in EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." EITF 97-11 provides that internal costs of identifying and acquiring operating Property should be expensed as incurred. Due to the fact that the Partnership does not have an internal acquisitions function and instead, contracts these services from CNL Fund Advisors, Inc., an affiliate of the general partners, EITF 97-11 had no material effect on the Partnership's financial position or results of operations.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 11th day of November, 1998.


                           CNL INCOME FUND XVIII, LTD.

                           By: CNL REALTY CORPORATION
                                 General Partner


                                   By:  /s/ James M. Seneff, Jr.
                                        ------------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                   By:  /s/ Robert A. Bourne
                                        ------------------------------
                                        ROBERT A. BOURNE
                                        President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)