Form 10-K405
period 1998-12-31
CNL INCOME FUND XVIII LTD
filed 1999-03-31
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE  SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

       Registrant's telephone number, including area code: (407) 650-1000

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:              Name of exchange on which registered:
           None                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                Units of limited partner interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----    -----

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


Item 1.  Business

         CNL Income Fund XVIII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on February 10, 1995. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 20, 1996, the Partnership offered for sale up to $35,000,000 of limited partnership interests (the "Units") (3,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. The offering terminated on February 6, 1998, at which date the maximum offering proceeds of $35,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000. As of December 31, 1998, the Partnership had invested approximately $29,859,000 of the proceeds described above to acquire 24 Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer, and to pay acquisition fees and certain acquisition expenses, leaving approximately $941,000 of offering proceeds available for investment in an additional Property. In February 1999, the Partnership invested in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners to hold and purchase one Property and used the remaining amounts to establish a working capital reserve for Partnership purposes. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Description of Leases

         The leases of the Properties owned by the Partnership as of December 31, 1998, provide for initial terms ranging from 15 to 26 years (the average being 18 years) and expire between 2012 and 2023. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases for the Properties that were operational as of December 31, 1998, provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $63,200 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In October 1998, three Boston Market tenants, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., filed for bankruptcy and rejected the lease relating to one of their three leases and ceased making rental payments to the Partnership. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the two non-rejected leases. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the rejected Property.

         In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnerships other leases as described above, in the first three paragraphs of this section.

Major Tenants

         During 1998, two lessees of the Partnership, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1998, Golden Corral Corporation and Foodmaker, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Boston Market, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income for 1998. During 1998, three tenants of Boston Market properties filed for bankruptcy, as described above. In 1999, it is anticipated that these Restaurant Chains each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is unable to re-lease the Properties in a timely manner, as described above.

Joint Venture Arrangement

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         The joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with affiliates of the General Partners for the joint venture. The joint venture agreement restricts each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Columbus Joint Venture is distributed 39.93% to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns an approximate 57 percent interest in the profits and losses of the joint venture.

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned 24 Properties, located in 14 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. As of December 31, 1998, the Partnership's Property sites ranged from approximately 24,400 to 120,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. The Properties owned by the Partnership as of December 31, 1998, currently include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,200 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 1998 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012 to 2013) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 1,567 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 1998 was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions


                                                   1998 (1)                                     1997
                                     --------------------------------------    ---------------------------------------
                                       High           Low         Average        High            Low         Average
                                     ---------     ----------    ----------    ----------     ----------    ----------
    First Quarter                      (2)            (2)           (2)           (2)            (2)           (2)
    Second Quarter                    $7.66          $7.66         $7.66          (2)            (2)           (2)
    Third Quarter                      (2)            (2)           (2)           (2)            (2)           (2)
    Fourth  Quarter                    9.50          8.25          8.87           (2)            (2)           (2)


(1) A total of 5,232 Units were transferred other than pursuant to the Plan for the year ended December 31, 1998.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $2,657,764 and $1,310,885, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

           Quarter Ended                          1998             1997
           --------------------                -----------      -----------
           March 31                              $601,514         $154,476
           June 30                                656,250          266,507
           September 30                           700,000          379,266
           December 31                            700,000          510,636

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


                                                                                                     February 10,
                                                                                                    1995 (Date of
                                         Year Ended         Year Ended          Year Ended        Inception) through
                                        December 31,       December 31,        December 31,          December 31,
                                            1998               1997                1996                  1995
                                       ---------------    ----------------    ----------------    --------------------
Revenues                                   $3,097,757          $1,453,242            $ 31,614            $   --
Net income (4)                              2,302,322           1,154,760              26,910                --
Cash distributions declared (2)             2,657,764           1,310,885              57,846                --
Net income per Unit                               .66                 .51                 .05                --
Cash distributions declared
    per Unit (2)                                  .76                 .57                 .11                --
Weighted average number of
    Limited Partner Units
    outstanding (3)                         3,495,278           2,279,801             503,436                --

                                            1998               1997                1996                  1995
                                       ---------------    ----------------    ----------------    --------------------
At December 31:
    Total assets                          $31,112,617         $31,807,255          $7,240,324          $ 256,890
    Total partners' capital       `        30,268,497          29,846,580           6,996,213              1,000



   (1)   Operations  did not commence until October 12, 1996, the date following
         when  the  Partnership   received  the  minimum  offering  proceeds  of
         $1,500,000, and such proceeds were released from escrow.

   (2) Approximately 13%, 12%, and 53% of cash distributions ($0.10, $0.07, and $0.06 per Unit, respectively) for the years ended December 31, 1998, 1997, and 1996, respectively, represents a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net income on a GAAP basis. The Partnership has not treated such amounts as a return of capital for purposes of calculating the Limited Partners' return on their invested capital contributions.

   (3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

   (4) Net income for the year ended December 31, 1998, includes $197,466 from provision for loss on land.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 24 Properties, either directly or through a joint venture arrangement.

Liquidity and Capital Resources

         On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 Units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. The Partnership's offering of Units terminated on February 6, 1998, at which time the maximum proceeds of $35,000,000 (3,500,000 Units) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

         As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000. During 1996, the Partnership invested or committed for investment approximately $2,960,800 of such proceeds to acquire two Properties and to pay acquisition fees and certain acquisition expenses. During 1997, the Partnership completed construction of the Property under construction in 1996 and acquired 20 additional Properties (one of which was under construction as of December 31, 1997). During 1998, the Partnership completed construction of the Property under construction as of December 31, 1997, acquired one additional Property and entered into one joint venture arrangement, Columbus Joint Venture. As a result of the above transactions, as of December 31, 1998, the Partnership had invested approximately $29,859,000 of the net proceeds in 24 Properties, including one Property owned by a joint venture in which the Partnership is a co-venturer, and to pay acquisition fees and miscellaneous acquisition expenses, leaving approximately $941,000 of net offering proceeds available for investment in Properties. As of December 31, 1998, the Partnership had paid $1,575,000 in acquisition fees to an affiliate of the General Partners.

         In  February  1999,  the  Partnership   invested  in  a  joint  venture
arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant property and used the remaining amounts to establish a working capital reserve for Partnership purposes.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, interest received and distributions from joint venture, less cash paid for expenses). Cash from operations was $2,831,738, $1,361,756, and $27,146 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations for the year ended December 31, 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

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

         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments which the General Partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At December 31, 1998, the Partnership had $1,839,613 invested in such short-term investments, as compared to $4,143,327 at December 31, 1997. The decrease in the amount invested in short-term investments is primarily a result of the payment during 1998, of costs relating to the Property that was under construction at December 31, 1997, the acquisition of additional Property during 1998 and the acquisition of an interest in a joint venture arrangement during 1998. The funds remaining at December 31, 1998 will be used to purchase an additional Property, to pay acquisition costs, to pay distributions and other liabilities and to meet the Partnership's working capital and other needs.

         During the years ended December 31, 1997 and 1996, affiliates of the General Partners incurred on behalf of the Partnership $211,216 and $285,858, respectively, for certain organizational and offering expenses. In addition, during 1998, 1997, and 1996, affiliates incurred $35,842, $134,138, and $18,036, respectively, for certain acquisition expenses and $89,969, $44,166, and $893, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $32,775 and $118,231, respectively, to related parties for such amounts, fees and other reimbursements. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $811,345 at December 31, 1998, as compared to $1,842,444 at December 31, 1997, primarily as a result of the payment during the year ended December 31, 1998, of construction costs accrued for certain Properties at December 31, 1997. The decrease is partially offset by an increase in distributions payable to the Limited Partners. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,657,764, $1,310,885, and $57,846, for the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.76, $0.57, and $0.11 per Unit, for the years ended December 31, 1998, 1997, and 1996, respectively, based on the weighted average number of Units outstanding during the period the Partnership was operational. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

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

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all of the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,299,149 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $32,493,818 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         No significant operations commenced until the Partnership received and released from escrow the minimum offering proceeds of $1,500,000 on October 11, 1996.

         The Partnership owned and leased two wholly owned Properties in 1996 and 22 wholly owned Properties in 1997. During 1998, the Partnership acquired one additional wholly owned Property and entered into a joint venture arrangement to construct and hold one restaurant Property. As of December 31, 1998, the Partnership owned, either directly or through a joint venture arrangement, 24 Properties, which are generally subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $63,200 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $2,953,285, $1,290,621, and $1,373, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1998 and 1997, each as compared to the previous year, is primarily attributable to the acquisition of additional Properties subsequent to December 31, 1997 and 1996, respectively, and the fact that Properties acquired during the years ended December 31, 1997 and 1996 were operational for the full year in 1997, respectively.

         During the year ended December 31, 1998, two lessees of the Partnership, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1998, Golden Corral Corporation and Foodmaker, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, during the year ended December 31, 1998, three Restaurant Chains, Golden Corral, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Partnership's total rental income. During 1998, three tenants of Boston Market Properties filed for bankruptcy, as described below. In 1999, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Properties are not re-leased in a timely manner.

         In 1998, the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., filed for bankruptcy and rejected the lease relating to one of their three Properties. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the two non-rejected leases. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the rejected Property.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $144,472, $162,621, and $30,241 in interest and other income. The decrease in interest and other income during 1998, as compared to 1997, is primarily attributable to the decrease in the amount of funds invested in short-term liquid investments due to the payment during 1998, of construction costs relating to the Property that was under construction at December 31, 1997, the acquisition of an additional property in 1998 and investing in a joint venture arrangement during 1998. The increase in interest and other income during 1997, as compared to 1996, is primarily attributable to the increase in the amount of funds invested in short-term liquid investments as a result of additional Limited Partner capital contributions during 1997.

         Operating expenses, including depreciation and amortization expense, were $597,969, $298,482, and $4,704 for the years ended December 31, 1998, 1997, and 1996. The increase in operating expenses during 1998 and 1997, each as compared to the previous year, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1998 and 1997, and the fact that Properties acquired during the years ended December 31, 1997 and 1996 were operational for the full year in 1998 and 1997, respectively. Operating expenses also increased during 1998 and 1997, each as compared to the previous year, as a result of an increase in (i) administrative expenses for services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partner distributions and reporting; and investor relations (ii) management fees as a result of the increase in rental revenues and (iii) state taxes as a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1997 and 1998.

         The increase in operating expenses for 1998, as compared to 1997, is also partially due to the fact that the Partnership incurred $15,522 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General
Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         During the year ended December 31, 1998, the Partnership established an allowance for loss on land of $197,466 for financial reporting purposes relating to the Property in Minnetonka, Minnesota. The tenant of this Boston Market Property declared bankruptcy and rejected the lease relating to this Property. The loss represents the difference between the Property's carrying value at December 31, 1998 and the current estimate of net realizable value. No such allowance was established during the years ended December 31, 1997 and 1996.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this Statement in 1999. The General Partners believe that adoption of this Statement will not have a material effect on the Partnership's financial position or results of operations.

         The Partnership's leases as of December 31, 1998, and the leases the Partnership expects to enter into, are or are expected to be on a triple-net basis and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                   Page
                                                                   ----

Report of Independent Accountants                                   13

Financial Statements:

  Balance Sheets                                                    14

  Statements of Income                                              15

  Statements of Partners' Capital                                   16

  Statements of Cash Flows                                          17

  Notes to Financial Statements                                     19

                        Report of Independent Accountants




To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 21, 1999, except for Note 11 for which the date is March 11, 1999.


                                             CNL INCOME FUND XVIII, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------

                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land                                                              $22,876,012              $21,311,062
Net investment in direct financing leases                                           5,937,312                6,004,878
Investment in joint venture                                                           160,395                       --
Cash and cash equivalents                                                           1,839,613                4,143,327
Receivables, less allowance for doubtful
    accounts of $62,189 and $35                                                             --                   68,000
Prepaid expenses                                                                        3,653                        --
Organization costs, less accumulated
    amortization of $4,411 and $2,411                                                   5,589                    7,589
Accrued rental income                                                                 230,999                  111,867
Other assets                                                                           59,044                  160,532
                                                                             -----------------         ----------------
                                                                                  $31,112,617              $31,807,255
                                                                             =================         ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   2,558                $  10,456
Accrued construction costs payable                                                         --                1,108,627
Distributions payable                                                                 700,000                  510,636
Due to related parties                                                                 32,775                  118,231
Rents paid in advance                                                                   7,351                   28,277
Deferred rental income                                                                101,436                  184,448
                                                                             -----------------         ----------------
       Total liabilities                                                              844,120                1,960,675

Partners' capital                                                                  30,268,497               29,846,580
                                                                             -----------------         ----------------

                                                                                  $31,112,617              $31,807,255
                                                                             =================         ================







                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XVIII, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME
                                                --------------------


                                                                            Year Ended December 31,

                                                                1998                 1997                1996
                                                            --------------       --------------      --------------
Revenues:
    Rental income from operating leases                        $2,396,215            $ 950,316           $   1,373
    Earned income from direct financing
       leases                                                     557,070              340,305                  --
    Interest and other income                                     144,472              162,621              30,241
                                                            --------------       --------------      --------------
                                                                3,097,757            1,453,242              31,614
                                                            --------------       --------------      --------------
Expenses:
    General operating and administrative                          145,661              123,708               3,980
    Professional services                                          25,670               20,429                  --
    Management fees to related party                               28,038               11,842                  12
    State and other taxes                                           8,605                  424                  --
    Depreciation and amortization                                 374,473              142,079                 712
    Transaction costs                                              15,522                   --                  --
                                                            --------------       --------------      --------------
                                                                  597,969              298,482               4,704
                                                            --------------       --------------      --------------

Income Before Provision for Loss
    on Land                                                     2,499,788            1,154,760              26,910

Provision for Loss on Land                                       (197,466 )                 --                  --
                                                            --------------       --------------      --------------

Net Income                                                     $2,302,322           $1,154,760           $  26,910
                                                            ==============       ==============      ==============

Allocation of Net Income:
    General partners                                            $  (1,582 )          $  (1,421 )          $     (7 )
    Limited partners                                            2,303,904            1,156,181              26,917
                                                            --------------       --------------      --------------

                                                               $2,302,322           $1,154,760           $  26,910
                                                            ==============       ==============      ==============

Net Income Per Limited Partner Unit                              $   0.66             $   0.51           $    0.05
                                                            ==============       ==============      ==============

Weighted Average Number of
    Limited Partner Units Outstanding                           3,495,278            2,279,801             503,436
                                                            ==============       ==============      ==============








                 See accompanying notes to financial statements.




                                                                           CNL INCOME FUND XVIII, LTD.
                                                                         (A Florida Limited Partnership)

                                                                         STATEMENTS OF PARTNERS' CAPITAL

                                                                  Years Ended December 31, 1998, 1997, and 1996

                                                General Partners                           Limited Partners
                                        --------------------------  ----------------------------------------------------------------
                                                      Accumulated                               Accumulated  Syndication
                                        Contributions   Earnings    Contributions Distributions   Earnings      Costs       Total
                                        ------------- ------------  ------------- ------------- ------------ ----------- -----------

Balance, December 31, 1995                $   1,000    $      --      $      --     $      --    $    --     $     --    $    1,000

    Contributions from limited partners         --            --      8,421,815            --         --           --     8,421,815
    Distributions to limited partners
       ($0.11 per limited partner unit)         --            --             --       (57,846)        --           --       (57,846)
    Syndication costs                           --            --             --            --         --    (1,395,666)  (1,395,666)
    Net income                                  --            (7 )           --            --     26,917           --        26,910
                                        ----------   ------------  ------------   ------------   --------   ----------   -----------

Balance, December 31, 1996                   1,000            (7 )    8,421,815        (57,846)   26,917    (1,395,666)   6,996,213

    Contributions from limited partners         --            --     25,723,944             --        --            --   25,723,944
    Distributions to limited partners
       ($0.57 per limited partner unit)         --            --             --     (1,310,885)       --            --   (1,310,885)
    Syndication costs                           --            --             --             --        --    (2,717,452)  (2,717,452)
    Net income                                  --        (1,421 )           --             --  1,156,181           --    1,154,760
                                        ----------   ------------  ------------   ------------- ----------   ---------   -----------

Balance, December 31, 1997                   1,000        (1,428 )   34,145,759     (1,368,731) 1,183,098   (4,113,118)  29,846,580

    Contributions from limited partners         --            --        854,241              --        --           --      854,241
    Distributions to limited partners
       ($0.76  per limited partner unit)        --            --             --      (2,657,764)       --           --   (2,657,764)
    Syndication costs                           --            --             --              --        --      (76,882)     (76,882)
    Net income                                  --        (1,582 )           --              -- 2,303,904           --    2,302,322
                                        ----------   ------------  ------------   ------------- ---------   ----------  ------------

Balance, December 31, 1998              $   1,000      $  (3,010 )  $35,000,000   $  (4,026,495)$3,487,002  $(4,190,000)$30,268,497
                                        ==========   ============  ============   =============  =========  =========== ============




                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XVIII, LTD.
                                           (A Florida Limited Partnership)

                                              STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                 ----------------     ----------------     ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:
      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 2,884,620          $1,353,968                 $   --
         Distributions from joint venture                                  5,630                  --                     --
         Interest received                                               141,408             161,826                 30,241
         Cash paid for expenses                                         (199,920 )          (154,038  )              (3,095)
                                                                 ----------------     ----------------     ----------------
             Net cash provided by operating
                activities                                             2,831,738           1,361,756                 27,146
                                                                 ----------------     ----------------     ----------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                         (3,134,046 )       (18,581,999  )          (1,533,446)
         Investment in direct financing leases                           (12,945 )        (5,962,087  )                  --
         Investment in joint venture                                    (166,025 )                --                     --
         Increase in other assets                                             --                  --               (276,848)
         Other                                                                --                 107                   (107)
                                                                 ----------------     ----------------     ----------------

             Net cash used in investing activities                    (3,313,016 )       (24,543,979  )          (1,810,401)
                                                                 ----------------     ----------------     ----------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition and syndication
             costs by related parties on behalf of the
             Partnership                                                 (37,135 )          (396,548  )            (497,420)
         Contributions from limited partners                             854,241          25,723,944              8,498,815
         Distributions to limited partners                            (2,468,400 )          (855,957  )              (2,138)
         Payment of syndication costs                                   (161,142 )        (2,450,214  )            (845,657)
         Other                                                           (10,000 )           (67,000  )                  --
                                                                 ----------------     ----------------     ----------------
                Net cash provided by (used in)
                   financing activities                               (1,822,436 )        21,954,225              7,153,600
                                                                 ----------------     ----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (2,303,714 )        (1,227,998  )           5,370,345

Cash and Cash Equivalents at Beginning of Year                         4,143,327           5,371,325                    980
                                                                 ----------------     ----------------     ----------------

Cash and Cash Equivalents at End of Year                             $ 1,839,613          $4,143,327            $ 5,371,325
                                                                 ================     ================     ================









                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XVIII, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Year Ended December 31,
                                                                   1998                  1997               1996
                                                              ----------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                $  2,302,322          $  1,154,760         $    26,910
                                                              ----------------      ---------------    ----------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Depreciation                                            372,473               140,079                 301
             Amortization                                              2,000                 2,000                 411
             Distributions from joint venture                          5,630                    --                  --
             Provision for loss on land                              197,466                    --                  --
             Decrease in net investment in direct
                financing leases                                      81,211                28,084                  --
             Increase (decrease) in receivables                       68,000               (66,771 )            (1,227 )
             Increase in prepaid expenses                             (3,653  )                 --                  --
             Increase in accrued rental income                      (119,132  )           (128,079 )              (146 )
             Increase in accounts payable                              2,102                   398                  57
             Increase in due to related parties,
                excluding acquisition,
                organization and syndication costs
                paid on behalf of the Partnership                     27,257                 2,202                 820
             Increase (decrease) in rents paid
                in advance                                           (20,926  )             28,277                  --
             Increase (decrease) in deferred
                rental income                                        (83,012  )            200,806                  --
             Other                                                        --                    --                  20
                                                              ----------------      ---------------    ----------------

                Total adjustments                                    529,416               206,996                 236
                                                              ----------------      ---------------    ----------------

Net Cash Provided by Operating Activities                       $  2,831,738          $  1,361,756         $    27,146
                                                              ================      ===============    ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Related parties paid certain  acquisition
         and syndication  costs on behalf
         of the Partnership as follows:
             Acquisition costs                                    $   35,842           $   134,138         $    18,036
             Syndication costs                                            --               211,216             285,858
                                                              ----------------      ---------------    ----------------
                                                                  $   35,842           $   345,354         $   303,894
                                                              ================      ===============    ================
      Distributions declared and unpaid at
         December 31                                             $   700,000           $   510,636         $    55,708
                                                              ================      ===============    ================





                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 3,500,000 units ($35,000,000) of limited partnership interest. A total of 3,500,000 units ($35,000,000) of limited partnership interest had been sold as of December 31, 1998.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Venture - The Partnership's investment in Columbus Joint Venture is accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

         Organization Costs - Organization costs are amortized over five years using the straight-line method upon commencement of operations. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this Statement in 1999. The general partners believe that adoption of this Statement will not have a material effect on the Partnership's financial position or results of operations.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

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

         Weighted Average Number of Limited Partner Units Outstanding - Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the Partnership's leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


2.       Leases - Continued:

         the land portions of the majority of the leases are operating leases. The leases have initial terms of 15 to 26 years and the majority of the leases provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow the tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                               1998              1997
                                            --------------   ---------------

              Land                           $ 11,982,332      $ 10,812,849
              Buildings                        11,603,999         9,476,977
                                            --------------   ---------------
                                               23,586,331        20,289,826
              Less accumulated depreciation      (512,853 )        (140,380 )
                                            --------------   ---------------
                                               23,073,478        20,149,446
              Construction in progress                  --         1,161,616
                                            --------------   ---------------
                                               23,073,478        21,311,062
              Less allowance for loss on
                 land                            (197,466 )              --
                                            --------------   ---------------
                                             $ 22,876,012      $ 21,311,062
                                            ==============   ===============

         During the year ended December 31, 1998, the Partnership established an allowance for loss on land of $197,466, relating to the property located in Minnetonka, Minnesota. The tenant of this property declared bankruptcy in October 1998 and rejected the lease relating to this property. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimate of net realizable value for this property.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $209,725, $128,079, and $146, respectively, of such rental income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 1998:

                1999                                 $2,236,248
                2000                                  2,238,166
                2001                                  2,239,693
                2002                                  2,314,933
                2003                                  2,377,365
                Thereafter                           26,771,320
                                               -----------------

                                                    $38,177,725
                                               =================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                 1998            1997
                                               -------------   -------------

           Minimum lease payments
               receivable                       $12,564,207     $13,241,374
           Estimated residual values              1,420,667       1,773,526
           Less unearned income                  (8,047,562 )    (9,010,022 )
                                               ------------    ------------
           Net investment in direct financing
               leases                           $ 5,937,312     $ 6,004,878
                                               =============   =============

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                            $ 677,167
                2000                                              677,167
                2001                                              677,167
                2002                                              683,170
                2003                                              691,575
                Thereafter                                      9,157,961
                                                         -----------------

                                                              $12,564,207
                                                         =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.       Investment in Joint Venture:

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership had contributed $166,025, to purchase land and pay construction costs relating to the Property owned by the joint venture. The Partnership has agreed to contribute approximately $225,811 in additional construction costs to the joint venture. As of December 31, 1998, the Partnership had a 39.93% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. The following presents the combined, condensed financial information for the joint venture at December 31:

                                                       1998           1997
                                                    ------------   -----------

             Land on operating lease and
                construction work in progress          $875,700          $ --
             Cash                                         3,935            --
             Liabilities                                477,945            --
             Partners' capital                          401,690            --

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Syndication Costs:

         Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $76,882, $2,717,452, and $1,395,666 for the years ended December 31, 1998, 1997, and 1996, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

7.       Allocations and Distributions:

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

         Net sales proceeds from the sale of a property not in liquidation of the Partnership generally will be distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners will then receive a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property not in liquidation of the Partnership will be, in general, allocated in the same manner as net sales proceeds are distributable. Any loss will be allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $2,657,764, $1,310,885, and $57,846. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                                    1998              1997             1996
                                                                 ------------      ------------     -----------
                  Net income for financial
                      reporting purposes                          $2,302,322        $1,154,760        $ 26,910

                  Depreciation for tax reporting
                      purposes in excess of depreciation
                      for financial reporting purposes               (33,436 )         (45,009 )          (386 )


                  Allowance for loss on land                         197,466                --              --

                  Direct financing leases recorded as
                      operating leases for tax reporting
                      purposes                                        81,211            28,084              --

                  Capitalization  of transaction  costs
                  for tax reporting purposes                          15,522                --              --

                  Capitalization    of   administrative
                      expenses for tax reporting purposes                 --                --           3,662

                  Equity in earnings of joint venture
                      for tax reporting purposes in excess
                      of  equity in  earnings  of joint
                      venture for financial reporting purposes         7,168                --              --

                  Accrued rental income                             (209,725 )        (128,079 )          (146 )

                  Deferred rental income                             (73,028 )         281,415              --

                  Rents paid in advance                              (20,926 )          28,277              --

                  Allowance for doubtful accounts                     62,155                34              --

                  Amortization for financial reporting
                      purposes (less than) in excess of
                      amortization for tax reporting
                      purposes                                        (3,984 )            (732 )           183
                                                                 ------------      ------------     -----------

                  Net income for federal income tax
                      purposes                                    $2,324,745        $1,318,750       $  30,223
                                                                 ============      ============     ===========


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and majority stockholder of CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is treasurer, director, and vice chairman of the board of directors of CNL Fund Advisors, Inc.

         CNL Securities Corp. was entitled to receive selling commissions amounting to 8.5% of the total amount raised from the sale of units of limited partnership interest for services in connection with the formation of the Partnership and the offering of units, a substantial portion of which was paid as commissions to other broker-dealers. For the years ended December 31, 1998, 1997, and 1996, the Partnership incurred $72,611, $2,186,535, and $715,854, respectively, of which $67,539, $2,050,986, and $673,534, respectively, was reallowed to other broker-dealers.

         In addition, CNL Securities Corp. was entitled to receive a due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of units of limited partnership interest, a portion of which was reallowed to other broker-dealers and from which all due diligence expenses were paid. For the years ended December 31, 1998, 1997, and 1996, the Partnership incurred $4,271, $128,620, and
         $42,109, respectively, of such fees. The majority of these fees were reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         CNL Fund Advisors, Inc. was entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the total amount raised from the sale of units of limited partnership interest. For the years ended December 31, 1998, 1997, and 1996, the Partnership incurred $38,441, $1,157,577, and $378,982, respectively, of such fees. Such fees are included in land and buildings, net investment in direct financing leases, investment in joint venture and other assets.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         The Partnership and CNL Fund Advisors, Inc. have entered into a management agreement pursuant to which CNL Fund Advisors, Inc. receives annual management fees of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of CNL Fund Advisors, Inc. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as CNL Fund Advisors, Inc. shall determine. For the years ended December 31, 1998, 1997, and 1996, the Partnership incurred $28,038, $11,842, and $12, respectively, for such management fees.

         During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. and its affiliates provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis. The expenses incurred for these services were classified as follows for the years ended December 31:

                                        1998          1997          1996
                                      -----------   ------------  -----------

         Syndication costs                 $  --      $ 212,279     $106,887
         General operating and
             administrative expenses     104,709         98,207        2,980
                                      -----------   ------------  -----------
                                       $ 104,709      $ 310,486     $109,867
                                      ===========   ============  ===========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:



                                                                              1998                1997
                                                                          --------------      -------------
                Due to CNL Fund Advisors, Inc.
                    and its affiliates:
                       Expenditures incurred on
                          behalf of the Partnership                            $ 13,698            $ 1,737
                       Acquisition fees                                              --             29,757
                       Accounting and
                          administrative services                                 9,608              1,921
                       Management fees                                            2,379                556
                       Other                                                      7,090                 --
                                                                          --------------      -------------
                                                                                 32,775             33,971
                                                                          --------------      -------------

                Due to CNL Securities Corp.:
                    Commissions                                                   $  --           $ 79,069
                    Marketing support and due
                       diligence expense
                       reimbursement fee                                              --              5,191
                                                                          --------------      -------------
                                                                                      --             84,260
                                                                          --------------      -------------

                                                                               $ 32,775          $ 118,231
                                                                          ==============      =============

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:



                                                         1998               1997               1996
                                                     --------------     --------------    ---------------
             Golden Corral Corp.                          $626,564           $241,395              $  --
             Foodmaker, Inc.                               509,456            240,261                 --
             IHOP Properties, Inc.                             N/A            152,343                 --
             Tiffany, L.L.C.                                   N/A            154,153                 --
             Platinum Rotisserie, L.L.C.                       N/A            133,591                 --
             Carrols Corporation                               N/A                N/A              1,373

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:


                                                         1998               1997               1996
                                                     --------------     --------------     --------------

             Golden Corral                                $784,292           $395,548              $  --
             Jack in the Box                               509,456            240,261                 --
             Boston Market                                 455,118            231,489                 --
             IHOP                                              N/A            152,343                 --
             Burger King                                       N/A                N/A              1,373

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Company's total rental, earned income and interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In 1998, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., the tenants of three of the Boston Market properties filed for bankruptcy and rejected the lease relating to one property. The Partnership will not recognize any rental income relating to this property until a new tenant for the property is located, or until the property is sold and

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         the proceeds from such a sale are reinvested in an additional property. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenant or purchaser for the one rejected Property.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,299,149 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $32,493,818 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.



              Title of Class                 Name of Partner          Amount and Nature of       Percent of
                                                                      Beneficial Ownership          Class
      --------------------------------    ----------------------    -------------------------    ------------
      General Partnership Interests       James M. Seneff, Jr.                                           45%
                                          Robert A. Bourne                                               45%
                                          CNL Realty Corporation                                         10%
                                                                                                 ============
                                                                                                        100%
                                                                                                 ============

      Limited Partnership Interests       James M. Seneff, Jr.      2,500 Units                        0.07%
                                          Robert A. Bourne          2,500 Units                        0.07%
                                                                                                 ============
                                                                                                       0.14%
                                                                                                 ============


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.



                                                                                                 Amount Incurred
       Type of Compensation                                                                    For the Year Ended
            and Recipient                            Method of Computation                      December 31, 1998
      -----------------------                        ---------------------                    -------------------
Selling  commissions  to  CNL  Securities     Commissions  of 8.5% per Unit on all     $72,611,   of  which   $67,539   was
Corp.,   as   managing   dealer   of  the     Units sold,  up to eight  percent of     reallowed to other broker-dealers
Partnership's offering of Units               which  may  be  reallowed  to  other
                                              dealers  with  respect to Units sold
                                              by such dealers.

Due diligence expense  reim-bursement fee     Fee equal to 0.5% of gross  offering     $4,271,  the  majority  of which was
to CNL Securities Corp.                       proceeds,  a portion of which may be     reallowed  to  other  broker-dealers
                                              reallowed to other  dealers and from     for the  payment  of bona  fide  due
                                              which  all  due  diligence  expenses     diligence expenses.
                                              will be paid.

Acquisition  fees  and  expenses  to  CNL     Fees   equal   to  4.5%   of   gross     Acquisition fees:  $38,441
Fund Advisors, Inc.                           offering   proceeds   to  CNL   Fund
                                              Advisors,  Inc., plus reimburse-ment     Acquisition                expenses:
                                              to the  General  Partners  and their     $35,842
                                              affiliates  for  expenses   actually
                                              incurred.

Reimbursement to CNL Fund Advisors,  Inc.     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
and affiliates for operating expenses         at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $89,969
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting      and      administra-
                                              area.   Affiliates  of  the  General     tive services:  $104,709
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.





                                                                                                 Amount Incurred
       Type of Compensation                                                                    For the Year Ended
            and Recipient                            Method of Computation                      December 31, 1998
      -----------------------                        ---------------------                    -------------------

Annual   management   fee  to  CNL   Fund     One  percent  of the  sum  of  gross                   $28,038
Advisors, Inc.                                revenues  (excluding  noncash  lease
                                              accounting    adjustments)    from
                                              Properties  wholly  owned  by  the
                                              Partnership plus the Partnership's
                                              allocable  share of gross revenues
                                              of joint  ventures  in  which  the
                                              Partnership is a co-venturer.  The
                                              management  fee,  which  will  not
                                              exceed   competi-tive   fees   for
                                              comparable  services  in the  same
                                              geographic area, may or may not be
                                              taken,  in  whole or in part as to
                                              any year,  in the sole  discretion
                                              of CNL Fund Advisors,  Inc. All or
                                              any portion of the  management fee
                                              not  taken as to any  fiscal  year
                                              shall be deferred without interest
                                              and may be  taken  in  such  other
                                              fiscal year as CNL Fund  Advisors,
                                              Inc. shall determine.

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real                   $ - 0 -
disposition   fee  payable  to  CNL  Fund     estate   disposition   fee,  payable
Advisors, Inc.                                upon    sale    of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such fee shall be made only if CNL
                                              Fund  Advisors,  Inc.  provides  a
                                              substantial  amount of services in
                                              connection  with  the  sale  of  a
                                              Property or  Properties  and shall
                                              be subordinated to certain minimum
                                              returns to the limited partners.

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
cash flow                                     Partnership   distributions  of  net
                                              cash flow,  subordinated  to certain
                                              minimum   returns  to  the   limited
                                              partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                    For the Year Ended
            and Recipient                            Method of Computation                      December 31, 1998
      -----------------------                        ---------------------                    -------------------

General        Partners'        deferred,     A   deferred,   subordinated   share                   $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              limited partners.

    General    Partners'    share    of        Distributions    of   net   sales                    $ - 0 -
    Partnership   net  sales   proceeds        proceeds  from a sale or sales of
    from   a   sale   or    sales    in        substantially    all    of    the
    liquidation of the Partnership             Partnership's   assets   will  be
                                               distributed   in  the   following
                                               order or priority:  (i) first, to
                                               pay all debts and  liabilities of
                                               the  Partnership and to establish
                                               reserves;    (ii)   second,    to
                                               Partners  with  positive  capital
                                               account   balances,    determined
                                               after  the   allocation   of  net
                                               income,  net loss, gain and loss,
                                               in proportion  to such  balances,
                                               up  to  amounts   sufficient   to
                                               reduce such balances to zero; and
                                               (iii)  thereafter,   95%  to  the
                                               Limited  Partners  and  5% to the
                                               General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998-01, incorporated herein by reference.)

                  **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit
                           4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

                  **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-11, No. 33-90998-01 and incorporated herein by reference.)

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

                  **5.1 Opinion of Baker & Hostetler as to the legality of the securities being registered by CNL Income Fund XVIII, Ltd. (Filed as Exhibit 5.2 to Amendment No. Three to the Registrant's Registration Statements on Form S-11, No. 33-90998, incorporated herein by reference.)

                   **8.1 Opinion of Baker & Hostetler regarding certain material tax issues relating to CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.1 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                  **8.2    Opinion  of  Baker  &  Hostetler   regarding  certain
                           material   issues   relating   to  the   Distribution
                           Reinvestment Plan of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.4 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                  **8.3 Amended Opinion of Baker & Hostetler regarding certain material issues relating to CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.5 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)


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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.


**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                          CNL INCOME FUND XVIII, LTD.

                                          By:      CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE, President


                                          By:      ROBERT A. BOURNE
                                                   General Partner
                                                   /s/ Robert A. Bourne
                                                   ROBERT A. BOURNE


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



              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 27, 1999
------------------------------------
Robert A. Bourne                           (Principal        Financial       and
                                           Accounting  Officer)

/s/ James M. Seneff, Jr.                   Chief  Executive  Officer,   Chairman              March 27, 1999
------------------------------------
James M. Seneff, Jr.                       and  Director  (Principal   Executive
                                           Officer)



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                               Additions                         Deductions
                                                     -------------------------------     ----------------------------
                                    Collected
                                    or Deter-
                                    Balance at       Charged to       Charged to          Deemed          mined to       Balance
                                     Beginning        Costs and          Other           Uncollec-        be Col-         at End
    Year         Description          of Year         Expenses         Accounts            tible          lectible       of Year
   --------    -----------------   --------------   --------------   ---------------    -------------   -------------  ------------
    1996       Allowance for
                   doubtful
                   accounts (a)          $    --         $    --           $    --  (b)      $   --          $    --         $   --
                                   ==============   ==============   ===============    =============   =============  ============

    1997       Allowance for
                   doubtful
                   accounts (a)          $    --         $    --          $     35  (b)      $   --          $    --        $    35
                                   ==============   ==============   ===============    =============   =============  ============

    1998       Allowance for
                   doubtful
                   accounts (a)         $     35         $    --         $  70,921  (b)      $   --        $   8,767      $  62,189
                                   ==============   ==============   ===============    =============   =============  ============


         (a)  Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.



                                                                CNL INCOME FUND XVIII, LTD.
                                                              (A Florida Limited Partnership)

                                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      December 31, 1998


                                                                                       Costs Capitalized
                                                                                         Subsequent To
                                                               Initial Cost               Acquisition
                                                       ----------------------------  ----------------------
                                         Encum-                       Buildings and    Improve-    Carrying
                                         brances           Land       Improvements      ments       Costs
                                      ------------     ------------  --------------  -----------  ---------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Lexington, North Carolina            -              $210,977              -            -         -

    Bennigan's Restaurant:
      Sunrise, Florida                     -             1,147,705        925,087            -         -

    Boston Market Restaurants:
      Raleigh, North Carolina              -               702,215        599,388            -         -
      Timonium, Maryland                   -               769,653              -      429,774         -
      San Antonio, Texas                   -               677,584              -      223,333         -
      Minnetonka, Minnesota (i)            -               574,766              -            -         -

    Burger King Restaurant:
      Kinston, North Carolina              -               262,498        663,421            -         -

    Chevy's Fresh Mex Restaurant:
      Mesa, Arizona                        -             1,029,236      1,598,376            -         -

    Golden Corral Family
     Steakhouse Restaurants:
      Houston, Texas                       -               889,003              -      844,282         -
      Stow, Ohio                           -               489,799              -            -         -
      Galveston, Texas                     -               687,946              -      836,386         -
      Elizabethtown, Kentucky              -               488,945              -    1,045,207         -
      Destin, Florida                      -               565,354              -    1,022,196         -

    Ground Round Restaurant:
      Rochester, New York                  -               525,891        582,882            -         -

    IHOP Restaurant:
      Santa Rosa, California               -               501,216              -            -         -

    Jack in the Box Restaurants:
      Centerville, Texas                   -               261,913              -      543,079         -
      Echo Park, California                -               674,647              -      659,358         -
      Henderson, Nevada                    -               522,741              -      608,548         -
      Houston, Texas                       -               778,706              -      589,840         -

    Wendy's Restaurant:
      Sparta, Tennessee                    -               221,537              -      432,842         -
                                                       ------------  -------------  -----------  --------

                                                        $11,982,332     $4,369,154   $7,234,845    $    -
                                                       ============  =============  ===========  ========


Properties the Partnership
  Invested in Under Direct
  Financing Leases:

    Arby's Restaurant:
      Lexington, North Carolina            -                     -       $459,004            -         -

    Black-eyed Pea Restaurant:
      Atlanta, Georgia                     -                     -              -      653,737         -

    Golden Corral Family
     Steakhouse Restaurant:
      Stow, Ohio                           -                     -      1,280,986            -         -

    IHOP Restaurants:
      Bridgeview, Illinois                 -               354,227      1,151,199            -         -
      Santa Rosa, California               -                     -        859,306            -         -

    On the Border Restaurant:
      San Antonio, Texas                   -                     -              -    1,288,148         -
                                                      ------------  -------------  -----------  --------

                                           -              $354,227     $3,750,495   $1,941,885         -
                                                      ============  =============  ===========  ========

Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

     Arby's Restaurant:
       Columbus, Ohio                      -              $406,975              -     $468,725         -
                                                      ============  =============  ===========  ========





         Gross Amount at Which                                                    Life on Which
        Carried at Close of Period (c)                                            Depreciation in
 -----------------------------------------                   Date                  Latest Income
               Buildings and                Accumulated     of Con-      Date       Statement is
    Land       Improvements     Total       Depreciation   struction   Acquired      Computed
 ------------  ------------  -------------  -----------    ----------  --------    -------------





  $210,977            (f)      $210,977            -           1997     07/97          (d)


 1,147,705       925,087      2,072,792       16,677           1982     06/98          (b)


   702,215       599,388      1,301,603       38,690           1994     01/97          (b)
   769,653       429,774      1,199,427       20,976           1997     05/97          (b)
   677,584       223,333        900,917       10,159           1997     04/97          (b)
   574,766            (f)       574,766            -           1997     04/97          (d)


   262,498       663,421        925,919       44,420           1994     12/96          (b)


 1,029,236     1,598,376      2,627,612       53,378           1994     12/97          (b)



   889,003       844,282      1,733,285       49,223           1997     12/96          (b)
   489,799            (f)       489,799            -           1997     04/97          (d)
   687,946       836,386      1,524,332       45,107           1997     01/97          (b)
   488,945     1,045,207      1,534,152       41,645           1997     05/97          (b)
   565,354     1,022,196      1,587,550       30,623           1998     09/97          (b)


   525,891       582,882      1,108,773       23,267           1981     10/97          (b)


   501,216            (f)       501,216            -           1997     05/97          (d)


   261,913       543,079        804,992       30,737           1997     01/97          (b)
   674,647       659,358      1,334,005       33,187           1997     01/97          (b)
   522,741       608,548      1,131,289       30,407           1997     01/97          (b)
   778,706       589,840      1,368,546       24,994           1997     05/97          (b)


   221,537       432,842        654,379       19,363           1997     04/97          (b)
-----------  ------------  -------------  -----------

$11,982,332   $11,603,999    $23,586,331     $512,853
===========  ============  =============  ===========







         -            (f)            (f)          (d)          1997     07/97          (d)


         -            (f)            (f)          (d)          1991     03/97          (d)



         -            (f)            (f)          (d)          1997     04/97          (d)


        (f)           (f)            (f)          (d)          1972     07/97          (e)
         -            (f)            (f)          (d)          1994     05/97          (d)


         -            (f)            (f)          (d)          1997     04/97          (d)











  $406,975      $468,725       $875,700           (h)          (g)      08/98          (h)
==========  ============  =============








                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



(a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996 are summarized as follows:


                                                                                                     Accumulated
                                                                                 Cost (b)            Depreciation
                                                                               ----------------      -----------------
             Properties the Partnership has Invested in Under
               Operating Leases:

                  Balance, December 31, 1995                                          $    --              $     --
                  Acquisitions                                                      1,531,069                    --
                  Depreciation expense                                                     --                   301
                                                                               ----------------      -----------------

                  Balance December 31, 1996                                         1,531,069                   301
                  Acquisitions                                                     19,920,373                    --
                  Depreciation expense                                                     --               140,079
                                                                               ----------------      -----------------

                  Balance, December 31, 1997                                       21,451,442               140,380
                  Acquisitions                                                      2,134,889                    --
                  Depreciation expense (i)                                                 --               372,473
                                                                               ----------------      -----------------

                  Balance, December 31, 1998                                     $ 23,586,331           $   512,853
                                                                               ================      =================

             Property of Joint Venture  in Which the
               Partnership  has a 39.93% Interest and
               has Invested in Under an Operating Lease:

                  Balance, December 31, 1997                                     $        --            $       --
                  Acquisitions                                                       875,700                    --
                  Depreciation expense (h)                                                --                    --
                                                                               ----------------      -----------------

                  Balance, December 31, 1998                                      $  875,700              $     --
                                                                               ================      =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and the joint venture for federal income tax purposes was $27,560,145 and $874,700, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing leases. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998


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

(g)      Scheduled for completion in 1999.

(h) Property was not placed in service as of December 31, 1998; therefore, no depreciation was taken.

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land in the amount of $197,466 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment at December 31, 1998, represents the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

         **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-11, No. 33-90998-01, incorporated herein by reference.)

         **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

         **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filded as Exhibit 3.2 to Registrant's Registration Statement on Form S-11 No. 33-90998-01, incorporated herein by reference.)

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

         **5.1 Opinion of Baker & Hostetler as to the legality of the securities being registered by CNL Income Fund XVIII, Ltd.
                  (Filed as Exhibit 5.2 to Amendment No. Three to the Registrant's Registration Statements on Form S-11, No. 33-90998, incorporated herein by reference.)

         **8.1 Opinion of Baker & Hostetler regarding certain material tax issues relating to CNL Income Fund XVIII, Ltd. (Filed as
                  Exhibit 8.1 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

         **8.2 Opinion of Baker & Hostetler regarding certain material issues relating to the Distribution Reinvestment Plan of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.4 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

         **8.3 Amended Opinion of Baker & Hostetler regarding certain material issues relating to CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.5 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11, No.33-90998, incorporated herein by reference.)


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