Form 10-Q
period 1999-03-31
CNL INCOME FUND XVIII LTD
filed 1999-05-17
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3295394
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                                     CONTENTS




Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk

Part II

   Other Information

                                            CNL INCOME FUND XVIII, LTD.
                                          (A Florida Limited Partnership)
                                             CONDENSED BALANCE SHEETS


                                                                           March 31,             December 31,
                                                                             1999                    1998
                                                                       ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $609,684 and
       $512,853 and allowance for loss on land of                           $ 22,779,181            $ 22,876,012
       $197,466 in 1999 and 1998
   Net investment in direct financing leases                                   5,916,821               5,937,312
   Investment in joint ventures                                                  674,082                 160,395
   Cash and cash equivalents                                                   1,340,975               1,839,613
   Receivables, less allowance for doubtful
       accounts of $64,560 and $62,189                                                 --                       --
   Prepaid expenses                                                               11,269                   3,653
   Organization costs, less accumulated
       amortization of $10,000 and $4,411                                             --                   5,589
   Accrued rental income                                                         271,200                 230,999
   Other assets                                                                   59,161                  59,044
                                                                       ------------------      ------------------

                                                                            $ 31,052,689            $ 31,112,617
                                                                       ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   35,047              $    2,558
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         16,432                  32,775
   Rents paid in advance                                                          63,099                   7,351
   Deferred rental income                                                         86,102                 101,436
                                                                       ------------------      ------------------
       Total liabilities                                                         900,680                 844,120

   Partners' capital                                                          30,152,009              30,268,497
                                                                       ------------------      ------------------

                                                                            $ 31,052,689            $ 31,112,617
                                                                       ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 612,321         $ 526,629
    Earned income from direct financing leases                                    148,801           146,344
    Interest and other income                                                      14,939            52,942
                                                                           ---------------    --------------
                                                                                  776,061           725,915
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           36,076            34,709
    Professional services                                                           9,980             5,007
    Management fees to related party                                                7,337             6,427
    State and other taxes                                                          14,139             8,308
    Depreciation and amortization                                                 102,420            84,621
    Transaction costs                                                              31,624                --
                                                                           ---------------    --------------
                                                                                  201,576           139,072
                                                                           ---------------    --------------

Income Before Equity in Earnings of Unconsolidated
    Joint Ventures                                                                574,485           586,843

Equity in Earnings of Unconsolidated Joint Ventures                                 9,027                --
                                                                           ---------------    --------------

Net Income                                                                      $ 583,512         $ 586,843
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $  (1,024 )        $   (846 )
    Limited partners                                                              584,536           587,689
                                                                           ---------------    --------------

                                                                                $ 583,512         $ 586,843
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,486,677
                                                                           ===============    ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               1999                  1998
                                                                        -------------------    ------------------
General partners:
    Beginning balance                                                          $    (2,010 )           $    (428 )
    Net income                                                                      (1,024 )              (1,582 )
                                                                        -------------------    ------------------
                                                                                    (3,034 )              (2,010 )
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           30,270,507            29,847,008
    Contributions                                                                       --               854,241
    Syndication costs                                                                   --               (76,882 )
    Net income                                                                     584,536             2,303,904
    Distributions ($0.20 and $0.76 per
       weighted average limited partner unit,
       respectively)                                                              (700,000 )          (2,657,764 )
                                                                        -------------------    ------------------
                                                                                30,155,043            30,270,507
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 30,152,009          $ 30,268,497
                                                                        ===================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  713,825        $  795,443
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                             --          (691,344 )
       Investment in direct financing lease                                            --            (4,272 )
       Investment in joint venture                                               (509,750 )
       Other                                                                         (117 )              --
                                                                           ---------------    --------------
          Net cash used in investing activities                                  (509,867 )        (695,616 )
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and syndication costs
          paid by related parties on behalf of the Partnership                     (2,596 )          (9,037 )
       Contributions from limited partners                                             --           854,241
       Distributions to limited partners                                         (700,000 )        (510,340 )
       Payment of syndication costs                                                    --          (161,141 )
       Other                                                                           --           (10,000 )
                                                                           ---------------    --------------
              Net cash provided by (used in) financing                           (702,596 )         163,723
activities
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (498,638 )         263,550

Cash and Cash Equivalents at Beginning of Quarter                               1,839,613         4,143,327
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $ 1,340,975       $ 4,406,877
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Related parties paid certain acquisition costs on behalf
          of the Partnership:                                                     $    --        $   12,519
                                                                           ===============    ==============

       Distributions declared and unpaid at end of quarter                     $  700,000        $  601,810
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 1999 and 1998


1.       Significant Accounting Policies:

         Basis of Presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1998.

         Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adoption of this statement did not have a material effect on the Partnership's financial position or results of operations.

2.       Investment in Joint Ventures:

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to purchase and hold one restaurant property. As of March 31, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in the profits and losses of the joint venture.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. As of December 31, 1998, the property owned by Columbus Joint Venture was not operational. During the three months ended March 31, 1999, the Partnership made additional contributions of approximately $179,300 to Columbus Joint Venture. The joint venture used the contributions to pay construction costs relating to the property owned by the

                           CNL INCOME FUND XVIII, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 1999 and 1998


2.       Investment in Joint Ventures:

         joint venture. As of March 31, 1999, the Partnership owned a 39.93% interest in this joint venture. The Partnership accounts for its investments in these joint ventures using the equity method since the Partnership shares control with affiliates. The following presents the combined, condensed financial information for the joint ventures at:

                                                                       March 31,             December 31,
                                                                          1999                   1998
                                                                   -------------------     ------------------
                 Land and buildings under
                     an operating lease, and
                     construction in progress,
                     less accumulated depreciation                        $ 1,154,978             $  875,700
                 Net investment in direct
                     financing lease                                          323,424                     --
                 Accrued rental income                                            904                     --
                 Cash                                                          16,653                  3,935
                 Liabilities                                                   60,618                477,945
                 Partners' capital                                          1,435,341                401,690
                 Revenue                                                       25,539                     --
                 Net income                                                    19,895                     --

         The Partnership recognized income totalling $9,027 for the quarter ended March 31, 1999 from these joint ventures.

3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,299,149 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.       Merger Transaction - Continued:

         assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $32,493,818 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, if such listing is accomplished, the APF Shares would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 25 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         On September 20, 1996, the Partnership commenced an offering to the public of up to 3,500,000 units of limited partnership interest pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective August 11, 1995. The Partnership's offering of units terminated on February 6, 1998, at which time the maximum offering proceeds of 3,500,000 units ($35,000,000) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

         As of March 31, 1999, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totaled $30,800,000. Of this amount, approximately $30,513,600 had been used to invest or committed for investment, either directly or through joint venture arrangements, in 25 Properties and to pay acquisition fees and certain acquisition expenses. Upon completion of the Partnership's acquisitions in February 1999, the remaining net offering proceeds of approximately $286,400 were reserved for Partnership purposes.

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $713,825 and $795,443 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to purchase and hold one restaurant property. As of March 31, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in the profits and losses of the joint venture.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. As of December 31, 1998, the property owned by Columbus Joint Venture was not operational. During the three months ended March 31, 1999, the Partnership made additional contributions of approximately $179,300 to Columbus Joint Venture. The joint venture used the contributions to pay construction costs relating to the property owned by the joint venture. As of March 31, 1999, the Partnership owned a 39.93% interest in this joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 1999, the Partnership had $1,340,975 invested is such short-term investments, as compared to $1,839,613 at December 31, 1998. The decrease in cash and cash equivalents at March 31, 1999 is primarily attributable to the Partnership using net offering proceeds to enter into CNL Portsmouth Joint Venture and making additional capital contributions to Columbus Joint Venture, as described above in "Liquidity and Capital Resources." The funds remaining at March 31, 1999, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $900,680 at March 31, 1999, from $844,120 at December 31, 1998, partially as a result of an increase in rents paid in advance at March 31, 1999.

         Based on cash from operations, the Partnership declared distributions to limited partners of $700,000 and $601,810 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $0.20 per unit and $0.17 per weighted average limited partner unit for the quarters ended March 31, 1999 and 1998, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 3,299,149 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $32,493,818 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, if such listing is accomplished, the APF Shares would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership owned and leased 22 wholly owned Properties, and during the quarter ended March 31, 1999, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $761,122 and $672,973, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to the acquisition of an additional Property subsequent to March 31, 1998, and the fact that a Property acquired during the quarter ended March 31, 1998, was operational for the full quarter in March 1999, as compared to a partial quarter in 1998.

         In 1998, three tenants, Boston Chicken Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., filed for bankruptcy. In connection therewith, one of the tenants rejected the lease relating to one of the Partnership's Properties. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The Partnership has continued to receive rental payments on the two other Properties leased by these tenants. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that either or both of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The general partners are currently seeking either a new tenant or purchaser for the rejected Property.

         During the quarters ended March 31, 1999 and 1998, the Partnership also earned $14,939 and $52,942, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1999, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the Partnership using these funds for payment after March 31, 1998, of construction costs relating to several Properties, the acquisition of an additional Property, and the investment in two separate joint ventures subsequent to March 31, 1998.

         During the quarter  ended March 31,  1999,  the  Partnership  owned and leased two Properties indirectly through joint venture arrangements. In connection therewith, the Partnership earned $9,027 attributable to net income earned by these joint ventures, during the quarter ended March 31, 1999. The Partnership did not own any Properties indirectly during the three months ended March 31, 1998.

         Operating expenses, including depreciation and amortization expense, were $201,576 and $139,072 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to an increase in depreciation expense as the result of the acquisition of an additional Property subsequent to March 31, 1998, and the fact that a Property acquired during the quarter ended March 31, 1998, was operational for the full quarter in 1999, as compared to a partial quarter in March 1998. Operating expenses also increased during the quarter ended March 31, 1999, as a result of an increase in management fees as a result of the increase in rental revenues, as described above, and the Partnership incurring additional taxes relating to the filing of various state tax returns during 1999.

         The increase in operating expenses for the quarter ended March 31, 1999, is also partially due to the fact that the Partnership incurred $31,624 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         Not applicable.

                                            PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.      Changes in Securities.       Inapplicable.

Item 3.      Default upon Senior Securities.   Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.        Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329)

                      **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit
                                3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998-01, incorporated herein by reference.)

                      **3.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XVIII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 21, 1996, and incorporated herein by reference.)

                      **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit
                                3.2 to Registrant's Registration Statement on Form S-11, No. 33-90998-01 incorporated herein by reference.)

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

                      8.3 Amended Opinion of Baker & Hostetler regarding certain material issues relating to CNL Income Fund XVIII, Ltd. (Filed as Exhibit 8.5 to Post-Effective Amendment No. Four to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

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

                      **10.3    Form  of  Joint  Venture   Agreement  for  Joint
                                Ventures  with  Affiliated  Programs  (Filed  as
                                Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated by reference.)

                      **10.4    Form of Development  Agreement (Filed as Exhibit
                                10.5 to Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

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

                      27        Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


               CNL INCOME FUND XVIII, LTD.

               By:      CNL REALTY CORPORATION
                        General Partner


                       By:           /s/ James M. Seneff, Jr.
                                     -----------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                       By:           /s/ Robert A. Bourne
                                     -----------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)