Form 10-K/A
period 1997-12-31
CNL INCOME FUND XVIII LTD
filed 1999-08-02
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated byreference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XVIII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item
1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         Generally, the leases provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater.

         The leases also generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

Major Tenants


         During 1997, five lessees of the Partnership, Golden Corral Corporation, Foodmaker, Inc., Tiffany, L.L.C., IHOP Properties, Inc. and Platinum Rotisserie, L.L.C., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1997, Golden Corral Corporation and Foodmaker, Inc. were each the lessees under leases relating to four restaurants, Tiffany, L.L.C. was the lessee under a lease relating to one restaurant, IHOP Properties, Inc. was the lessee under leases relating to two restaurants and Platinum Rotisserie, L.L.C. was the lessee under a lease relating to one restaurant. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Boston Market, and IHOP each accounted for more than ten percent of the Partnership's total rental income for 1997. Because the Partnership's first Property was not purchased until December 1996, the foregoing information regarding the lessees and Restaurant Chains which contributed a significant amount of the Partnership's total rental income during 1997, may or may not be representative of the lessees and Restaurant Chains which will account for more than ten percent of the Partnership's rental income during 1998 and subsequent years. Because the Partnership has not completed its acquisition of Properties as yet, it is not possible to determine which lessees or Restaurant Chains will contribute more than ten percent of the Partnership's rental income during 1998 and subsequent years. In the event that certain lessees or Restaurant Chains contribute more than ten percent of the Partnership's rental income in the future years, any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income. As of December 31, 1997, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the anticipated total assets of the Partnership upon completion of the offering of Units.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 22 Properties . Of the 22 Properties, 20 Properties are owned by the Partnership in fee simple and for the remaining two Properties, the Partnership owns the building improvements. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


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

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                    Number of Properties

         Arizona                                               1
         California                                            2
         Florida                                               1
         Georgia                                               1
         Illinois                                              1
         Kentucky                                              1
         Maryland                                              1
         Minnesota                                             1
         North Carolina                                        3
         Nevada                                                1
         New York                                              1
         Ohio                                                  1
         Tennessee                                             1
         Texas                                                 6
                                                          ------
         TOTAL PROPERTIES:                                    22
                                                          ======

         Buildings. The Properties owned by the Partnership as of December 31, 1997, currently include or will include a building that is one of a Restaurant Chain's approved designs. The buildings to be acquired or constructed generally will be rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,200 to 9,700 square feet. All buildings on Properties acquired or to be acquired by the Partnership will be freestanding and surrounded by paved parking areas. Buildings will be suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership for federal income tax purposes was $26,322,788.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                       Number of Properties

         Arby's                                             1
         Black-eyed Pea                                     1
         Boston Market                                      4
         Burger King                                        1
         Chevy's Fresh Mex                                  1
         Golden Corral                                      5
         Ground Round                                       1
         IHOP                                               2
         Jack in the Box                                    4
         On the Border                                      1
         Wendy's                                            1
                                                      -------
         TOTAL PROPERTIES                                  22
                                                      =======

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required or is expected to be required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business Leases.

         As of December 31, 1997 and 1996, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the years ended December 31:


                                                                                           For the Period
                                                                                         February 10, 1995
                                                     Year Ended         Year Ended       (Date of Inception)
                                                     December 31,       December 31,      through December 31,
                                                       1997               1996                 1995
                                                 ----------------   ----------------    -----------------------

      Rental Revenues                                 $1,290,621            $1,373            $     -
      Properties                                              22                 2                  -
      Average Rent Per Unit                              $58,665              $687                  -


         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.


                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                Rental Income

             1998                                -                          -                          -
             1999                                -                          -                          -
             2000                                -                          -                          -
             2001                                -                          -                          -
             2002                                -                          -                          -
             2003                                -                          -                          -
             2004                                -                          -                          -
             2005                                -                          -                          -
             2006                                -                          -                          -
             2007                                -                          -                          -
             Thereafter                         22                  1,756,439                    100.00%
                                          --------            ---------------             --------------
             Totals                             22                  1,756,439                    100.00%
                                          ========            ===============             ==============


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

Competition


         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

                                     PART II


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


         Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, which the General Partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At December 31, 1997, the Partnership had $4,143,327 invested in such short-term investments, as compared to $5,371,325 at December 31, 1996. The decrease in the amount invested in short-term investments is primarily a result of the payment during 1997, of costs relating to the Property that was under construction at December 31, 1996 and the acquisition of additional Properties during 1997. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately five percent annually. The funds remaining at December 31, 1997 will be used to pay construction costs relating to several Properties that were incurred but unpaid at December 31, 1997, to purchase and develop additional Properties, to pay acquisition costs, to pay distributions, to meet the Partnership's working capital and other needs and, in the General Partners' discretion, to create cash reserves.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $1,310,885 and $57,846, respectively, for the years ended December 31, 1997 and 1996 (representing distributions of $0.57 and $0.11 per Unit, respectively, based on the weighted average number of Units outstanding during the period the Partnership was operational). No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


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


Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

         No significant operations commenced until the Partnership received and released from escrow the minimum offering proceeds of $1,500,000 on October 11, 1996.

         The  Partnership  owned  and  leased  two  Properties  in  1996  and 22
Properties in 1997 (including one Property which was under construction at December 31, 1997), which are subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $60,400 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business Leases and Item 2. Properties.

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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

                                        CNL INCOME FUND XVIII, LTD.


                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE


                                         By:      JAMES M. SENEFF, JR.
                                                  General Partner

                                                  /s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.

