Form 10-Q
period 1999-06-30
CNL INCOME FUND XVIII LTD
filed 1999-08-12
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
 ------------------------------------------------------------------------------
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk

Part II

   Other Information

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 1999                    1998
                                                                          -------------------     -------------------
                               ASSETS

   Landand  buildings on operating  leases,
       less  accumulated  depreciation  of
       $706,385 and $512,853, respectively
       and allowance for loss
       on land of $197,466 in 1999 and 1998                                     $ 22,708,272            $ 22,876,012
   Net investment in direct financing leases                                       5,895,805               5,937,312
   Investment in joint ventures                                                      687,443                 160,395
   Cash and cash equivalents                                                       1,334,857               1,839,613
   Receivables, less allowance for doubtful
       accounts of $19,797 and $62,189, respectively                                  18,178                      --
   Due from related party                                                             11,019                      --
   Prepaid expenses                                                                   12,022                   3,653
   Organization costs, less accumulated
       amortization of $10,000 and $4,411, respectively                                   --                   5,589
   Accrued rental income                                                             310,653                 230,999
   Other assets                                                                       59,161                  59,044
                                                                          -------------------     -------------------

                                                                                $ 31,037,410            $ 31,112,617
                                                                          ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   38,829              $    2,558
   Distributions payable                                                             699,998                 700,000
   Due to related parties                                                             10,463                  32,775
   Rents paid in advance                                                              46,623                   7,351
   Deferred rental income                                                             70,848                 101,436
                                                                          -------------------     -------------------
       Total liabilities                                                             866,761                 844,120

   Contingencies (Note 4)

   Partners' capital                                                              30,170,649              30,268,497
                                                                          -------------------     -------------------

                                                                                $ 31,037,410            $ 31,112,617
                                                                          ===================     ===================




           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                               June 30,                            June 30,
                                                        1999              1998              1999              1998
                                                    -------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                $ 617,184         $ 619,878        $ 1,229,505      $ 1,146,507
    Earned income from direct financing leases           174,200           153,835            323,001          300,179
    Interest and other income                             61,913            47,836             45,228          100,778
                                                    -------------     -------------     --------------    --------------
                                                         853,297           821,549          1,597,734        1,547,464
                                                    -------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                  35,920            36,552             71,996           71,261
    Professional services                                 11,420             4,973             21,400            9,980
    Management fees to related party                       7,728             7,102             15,065           13,529
    Real estate taxes                                      2,630                --              2,630               --
    State and other taxes                                     --               297             14,139            8,605
    Depreciation and amortization                         96,701            94,314            199,121          178,935
                                                    -------------     -------------     --------------    --------------
                                                         154,399           143,238            324,351          282,310
                                                    -------------     -------------     --------------    --------------

Income Before Equity in Earnings of
    Unconsolidated Joint Ventures                        698,898           678,311          1,273,383        1,265,154

Equity in Earnings of Unconsolidated
    Joint Ventures                                        19,740                --             28,767               --
                                                    -------------     -------------     --------------    --------------

Net Income                                             $ 718,638         $ 678,311        $ 1,302,150      $ 1,265,154
                                                    =============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                     $    46          $    920          $    (978 )       $     74
    Limited partners                                     718,592           677,391          1,303,128        1,265,080
                                                    -------------     -------------     --------------    --------------

                                                       $ 718,638         $ 678,311        $ 1,302,150      $ 1,265,154
                                                    =============     =============     ==============    ==============

Net Income Per Limited Partner Unit                     $   0.21          $   0.19          $    0.37        $    0.36
                                                    =============     =============     ==============    ==============

Weighted Average Number of Limited
    Partner Units Outstanding                          3,500,000         3,500,000          3,500,000        3,493,622
                                                    =============     =============     ==============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Six Months Ended             Year Ended
                                                                           June 30,                December 31,
                                                                             1999                      1998
                                                                    -----------------------    ----------------------


General partners:
    Beginning balance                                                        $   (2,010 )                 $    (428 )
    Net income                                                                     (978 )                    (1,582 )
                                                                      ------------------          ------------------
                                                                                 (2,988 )                    (2,010 )
                                                                      ------------------          ------------------

Limited partners:
    Beginning balance                                                        30,270,507                  29,847,008
    Contributions                                                                    --                     854,241
    Syndication costs                                                                --                     (76,882 )
    Net income                                                                1,303,128                   2,303,904
    Distributions ($0.40 and $0.76 per
       weighted average limited partner unit,
       respectively)                                                         (1,399,998 )                (2,657,764 )
                                                                      ------------------          ------------------
                                                                             30,173,637                  30,270,507
                                                                      ------------------          ------------------

Total partners' capital                                                     $30,170,649                 $30,268,497
                                                                      ==================          ==================


             See accompanying notes condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                         $ 1,449,887          $ 1,459,212
                                                                                  ----------------     ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                                (25,792 )         (2,219,267 )
       Investment in direct financing leases                                                   --             (877,348 )
       Increase in joint ventures                                                        (526,138 )                 --
       Investment in other assets                                                            (117 )            (48,378 )
                                                                                  ----------------     ----------------
          Net cash used in investing activities                                          (552,047 )         (3,144,993 )
                                                                                  ----------------     ----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition and syndication costs
          paid by related parties on behalf of the Partnership                             (2,596 )            (35,055 )
       Contributions from limited partners                                                     --              854,241
       Distributions to limited partners                                               (1,400,000 )         (1,112,150 )
       Payment of syndication costs                                                            --             (161,141 )
       Other                                                                                   --              (10,000 )
                                                                                  ----------------     ----------------
              Net cash used in financing activities                                    (1,402,596 )           (464,105 )
                                                                                  ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                                                (504,756 )         (2,149,886 )

Cash and Cash Equivalents at Beginning of Period                                        1,839,613            4,143,327
                                                                                  ----------------     ----------------

Cash and Cash Equivalents at End of Period                                            $ 1,334,857          $ 1,993,441
                                                                                  ================     ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Related parties paid certain acquisition costs on
          behalf  of the Partnership as follows:                                           $   --            $  34,639
                                                                                  ================     ================

       Distributions declared and unpaid at end of period                               $ 699,998           $  656,250
                                                                                  ================     ================



           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Investment in Joint Ventures:

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of June 30, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in the profits and losses of the joint venture.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. During the six months ended June 30, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture pay construction costs. As of June 30, 1999, the Partnership owned a 39.93% interest in this joint venture.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Investment in Joint Ventures - Continued:

         The Partnership accounts for its investments in these joint ventures using the equity method since the Partnership shares control with affiliates. The following presents the combined, condensed financial information for the joint ventures at:

                                                                        June 30,             December 31,
                                                                          1999                   1998
                                                                   -------------------     ------------------
                 Land and buildings under
                     an operating lease, and
                     construction in progress,
                     less accumulated depreciation                        $ 1,150,822             $  875,700
                 Net investment in direct
                     financing lease                                          322,625                     --
                 Accrued rental income                                          9,626                     --
                 Cash                                                           8,098                  3,935
                 Prepaid expenses                                                 224                     --
                 Liabilities                                                   20,811                477,945
                 Partners' capital                                          1,470,584                401,690
                 Revenue                                                       72,969                     --
                 Net income                                                    62,405                     --

         The Partnership recognized income totaling $19,740 and $28,767 for the quarter and six months ended June 30, 1999, respectively, from these joint ventures. As of December 31, 1998, the property owned by Columbus Joint Venture was not operational.

3.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they would attempt, depending on market conditions, seek to acquire the Partnership after APF was listed on the New York Stock Exchange. The representatives further noted that they would be

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Merger Transaction - Continued:

         willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for APF shares. Therefore, in June 1999, APF entered into a termination agreement with the general partners of the Partnership.

4.       Contingencies:

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partners in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 25 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

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

         As of June 30, 1999, net proceeds to the Partnership from its offering of units, after deduction of organizational and offering expenses, totaled $30,800,000. Of this amount, approximately $30,510,000 had been used to invest or committed for investment, either directly or through joint venture arrangements, in 25 Properties and to pay acquisition fees and certain acquisition expenses. Upon completion of the Partnership's acquisitions in February 1999, the remaining net offering proceeds of approximately $300,000 were reserved for Partnership purposes.

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $1,449,887 and $1,459,212 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. During the six months ended June 30, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture to pay property construction costs. As of June 30, 1999, the Partnership owned a 39.93% interest in this joint venture.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of June 30, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 1999, the Partnership had $1,334,857 invested in such short-term investments, as compared to $1,839,613 at December 31, 1998. The decrease in cash and cash equivalents at June 30, 1999 was primarily attributable to the Partnership investing in CNL Portsmouth Joint Venture and making additional capital contributions to Columbus Joint Venture, as described above in "Capital Resources." The funds remaining at June 30, 1999, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $1,399,998 and $1,257,764 for the six months ended June 30, 1999 and 1998, respectively ($699,998 and $656,250 for the quarters ended June 30, 1999 and 1998, respectively). This represents distributions of $0.40 per unit and $0.36 per weighted average limited partner unit for the six months ended June 30, 1999 and 1998, respectively ($0.20 and $0.19 per unit for the quarters ended June 30, 1999 and 1998, respectively). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $866,761 at June 30, 1999, from $844,120 at December 31, 1998, partially as a result of an increase in rents paid in advance at June 30, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999 and 1998, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,552,506 and $1,446,686, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $791,384 and $773,713 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially attributable to the fact that Properties acquired during the six months ended June 30, 1998, were operational for the full period during the six months ended June 30, 1999, as compared to a partial period during the six months ended June 30, 1998.

         The increase in rental and earned income was also partially attributable to the fact that during the quarter and six months ended June 30, 1999, the Partnership collected and recognized as income some of the past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Partnership's Property in Stow, Ohio.

         The increase in rental and earned income was partially offset by a decrease due to the fact that in 1998, three tenants, filed for bankruptcy. One of these tenants rejected the lease relating to one of the Partnership's Properties and ceased making rental payments to the Partnership for this lease. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The Partnership has continued to receive rental payments on the two other Properties leased by these tenants. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that either or both of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The general partners are currently seeking either a new tenant or purchaser for the rejected Property.

         During the quarter and six months ended June 30, 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements. In connection with these joint venture arrangements, the Partnership earned $19,740 and $28,767 during the quarter and six months ended June 30, 1999, respectively. The Partnership did not own any Properties through joint venture arrangements during the quarter and six months ended June 30, 1998.

         During the six months ended June 30, 1999 and 1998, the Partnership also earned $45,228 and $100,778, respectively, in interest and other income, $61,913 and $47,836 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in interest and other income during the six months ended June 30, 1999, is primarily attributable to and the increase in interest and other income for the quarter ended June 30, 1999, was partially offset by, a decrease in interest income due to a decrease in the amount of funds invested in short-term, liquid investments due to the Partnership using these funds for the investment in two separate joint ventures subsequent to June 30, 1998.

         In addition, the decrease in interest and other income during the six months ended June 30, 1999 was partially offset by, and the increase in interest and other income for the quarter ended June 30, 1999, was primarily due to, the fact that the Partnership reversed $47,146 and $15,522 in transaction costs during the quarter and six months ended June 30, 1999, respectively. These represented amounts that had previously been expensed related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. The general partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the limited partners' loss of passive income in the acquisition as described below. As a result of this decision, the general partners have agreed to reimburse the Partnership for these costs.

         Operating expenses, including depreciation and amortization expense, were $324,351 and $282,310 for the six months ended June 30, 1999 and 1998, respectively, $154,399 and $143,238 of which was incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, was primarily attributable to an increase in depreciation expense as the result of the fact that Properties acquired during the six months ended June 30, 1998, were operational for the full period during the quarter and six months ended June 30, 1999, as compared to a partial period during the quarter and six months ended June 30, 1998.

         The increase in operating expenses for the quarter and six months ended June 30, 1999 was also partially due to the fact that the Partnership accrued real estate tax expense and legal fees as a result of the fact that a tenant filing for bankruptcy and rejecting the lease relating to its Property, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, maintenance, and legal fees, relating to this Property whose lease was rejected until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         In addition, the increase in operating expenses for the six months ended June 30, 1999 was due to the Partnership incurring additional taxes relating to the filing of various state tax returns during 1999.

Merger Transaction

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the

Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they would attempt, depending on market conditions, seek to acquire the
Partnership after APF was listed on the New York Stock Exchange. The representatives further noted that they would be willing to structure any future acquisition in a manner so that the limited partners could retain passive income treatment most likely by offering the limited partners an exchange offer whereby limited partners would exchange their units of limited partnership interest for APF shares. Therefore, in June 1999, APF entered into a termination agreement with the general partners of the Partnership.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partners in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

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

                     10.14 Termination Agreement by and between CNL Income Fund XVIII, Ltd. and CNL American Properties Fund, Inc. ("APF") dated June 4, 1999 (incorporated by reference hereby to Exhibit
                                10.55 of Amendment No. 1 to APF's Registrations Statement on Form S-4, File No. 333-74329 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

                                **previously filed

                     27         Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999.


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