Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XVIII LTD
filed 1999-10-29
CIK 943730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                           -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________  to  ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  __________
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

       The Form 10-K of CNL Income Fund XVIII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item
2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

       The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000. As of December 31, 1998, the Partnership had invested approximately $29,859,000 of the proceeds described above to acquire 24 Properties (which included one Property owned by a joint venture in which the Partnership is a co-venturer) and to pay acquisition fees and certain acquisition expenses, leaving approximately $941,000 of offering proceeds available for investment in an additional Property. In February 1999, the Partnership invested in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners to hold and purchase one Property and used the remaining amounts to establish a working capital reserve for Partnership purposes. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

       On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership.

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

       Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

       In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above, in the first three paragraphs of this section.

Major Tenants

       During 1998, two lessees of the Partnership, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1998, Golden Corral Corporation and Foodmaker, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, three Restaurant Chains, Boston Market, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income for 1998. During 1998, three tenants of Boston Market properties filed for bankruptcy, as described above. In 1999, it is anticipated that Golden Corral and Jack in the Box each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is unable to re-lease the Properties in a timely manner, as described above. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

       In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners, to construct and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 39.93% interest in Columbus Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

       In addition, in February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns 57.2% interest in the profits and losses of the joint venture. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida.

       The use of joint venture arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

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

Item 2. Properties

       As of December 31, 1998, the Partnership owned 24 Properties. Of the 24 Properties, 23 are owned by the Partnership in fee simple and one is owned through a joint venture arrangement. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

       Land. As of December 31, 1998, the Partnership's Property sites ranged from approximately 24,400 to 120,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

       The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

             State                                     Number of Properties
             -----                                     --------------------
             Arizona                                            1
             California                                         2
             Florida                                            2
             Georgia                                            1
             Illinois                                           1
             Kentucky                                           1
             Maryland                                           1
             Minnesota                                          1
             North Carolina                                     3
             Nevada                                             1
             New York                                           1
             Ohio                                               2
             Tennessee                                          1
             Texas                                              6
                                                           ----------
             TOTAL PROPERTIES:                                 24
                                                           ==========

       Buildings. The Properties owned by the Partnership as of December 31, 1998, currently include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,200 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $27,560,145 and $874,700, respectively.

       The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

             Restaurant Chain                          Number of Properties
             ----------------                          --------------------
             Arby's                                             2
             Bennigan's                                         1
             Black-eyed Pea                                     1
             Boston Market                                      4
             Burger King                                        1
             Chevy's Fresh Mex                                  1
             Golden Corral                                      5
             Ground Round                                       1
             IHOP                                               2
             Jack in the Box                                    4
             On the Border                                      1
             Wendy's                                            1
                                                           ----------
             TOTAL PROPERTIES:                                 24
                                                           ==========

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

       Leases. The Partnership leases the Properties to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

       At December 31, 1998, 96% of the Properties were occupied. At December 31, 1997 and 1996 all of the Properties were occupied. The following is a schedule of the average annual rent for each of the years ended December 31:

                                                                            February 10, 1995
                                                                           (date of inception)
                                  For the Year Ended December 31:                through
                                1998          1997          1996 (2)        December 31, 1995
                            ------------  -------------  -------------   ----------------------
  Rental Revenues (1)        $2,953,285     $1,290,621       $ 1,374          $       --
  Properties                         24             22             2                  --
  Average Rent per Unit      $  123,054     $   58,665       $   687          $       --

(1) Rental income includes the Partnership's share of rental income from the Property owned through a joint venture arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Operations did not commence until October 12, 1996, the date following the date on which the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow. The

       Partnership acquired two Properties in December 1998, of which only one was operational as of December 31, 1998.

       The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                              Percentage of
                                      Number           Annual Rental          Gross Annual
             Expiration Year        of Leases             Revenues            Rental Income
            -----------------     --------------     ------------------     ------------------
              1999                        --                      --                     --
              2000                        --                      --                     --
              2001                        --                      --                     --
              2002                        --                      --                     --
              2003                        --                      --                     --
              2004                        --                      --                     --
              2005                        --                      --                     --
              2006                        --                      --                     --
              2007                        --                      --                     --
              2008                        --                      --                     --
              Thereafter                  23               2,937,747                 100.00%
                                      ----------         -------------         --------------
              Totals (1)                  23               2,937,747                 100.00%
                                      ==========         =============         ==============

(1)    Excludes one Property which was vacant at December 31, 1998.

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

       None of the Properties owned or to be acquired by the Partnership, or the joint venture in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners or under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

       Until Properties are acquired by the Partnership, all Partnership proceeds are held in short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, which the General Partners believe to have appropriate safety of principal. This investment strategy provides high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition are located. At December 31, 1998, the Partnership had $1,839,613 invested in such short-term investments, as compared to $4,143,327 at December 31, 1997. The decrease in the amount invested in short-term investments is primarily a result of the payment during 1998, of costs relating to the Property that was under construction at December 31, 1997, the acquisition of additional Property during 1998 and the acquisition of an interest in a joint venture arrangement during 1998. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately five percent annually. The funds remaining at December 31, 1998 will be used to purchase an additional Property, to pay acquisition costs, to pay distributions and other liabilities and to meet the Partnership's working capital and other needs.

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

Proposed Merger

       On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,299,149 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $32,493,818 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

       The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

       The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

       In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

       The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

       The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

       In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

       As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

       In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

       The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

       The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

       The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

       The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

       The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

       The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

       The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

       Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

       The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

       The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

       Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8. Financial Statements and Supplementary Data

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                            Page
                                                                            ----
Report of Independent Accountants                                            16

Financial Statements:

 Balance Sheets                                                              17

 Statements of Income                                                        18

 Statements of Partners' Capital                                             19

 Statements of Cash Flows                                                    20

 Notes to Financial Statements                                               22

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


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 21, 1999, except for Note 11 for which the date is March 11, 1999.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                      December 31,
                                                                  1998            1997
                                                               ------------   ------------
               ASSETS
               ------
Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on land                                             $22,876,012    $21,311,062
Net investment in direct financing leases                         5,937,312      6,004,878
Investment in joint venture                                         160,395             --
Cash and cash equivalents                                         1,839,613      4,143,327
Receivables, less allowance for doubtful
   accounts of $62,189 and $35                                           --         68,000
Prepaid expenses                                                      3,653             --
Organization costs, less accumulated
   amortization of $4,411 and $2,411                                  5,589          7,589
Accrued rental income                                               230,999        111,867
Other assets                                                         59,044        160,532
                                                               ------------   ------------
                                                                $31,112,617    $31,807,255
                                                               ============   ============


     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                                $     2,558    $    10,456
Accrued construction costs payable                                       --      1,108,627
Distributions payable                                               700,000        510,636
Due to related parties                                               32,775        118,231
Rents paid in advance                                                 7,351         28,277
Deferred rental income                                              101,436        184,448
                                                               ------------   ------------
       Total liabilities                                            844,120      1,960,675

Partners' capital                                                30,268,497     29,846,580
                                                               ------------   ------------

                                                                $31,112,617    $31,807,255
                                                               ============   ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                              Year Ended December 31,

                                                          1998            1997            1996
                                                      ------------    ------------     -----------
Revenues:

 Rental income from operating leases                   $2,396,215      $  950,316        $  1,373
 Earned income from direct financing
   leases                                                 557,070         340,305              --
 Interest and other income                                144,472         162,621          30,241
                                                      ------------    ------------     -----------
                                                        3,097,757       1,453,242          31,614
                                                      ------------    ------------     -----------
Expenses:
 General operating and administrative                     145,661         123,708           3,980
 Professional services                                     25,670          20,429              --
 Management fees to related party                          28,038          11,842              12
 State and other taxes                                      8,605             424              --
 Depreciation and amortization                            374,473         142,079             712
 Transaction costs                                         15,522              --              --
                                                      ------------    ------------     -----------
                                                          597,969         298,482           4,704
                                                      ------------    ------------     -----------

Income Before Provision for Loss
 on Land                                                2,499,788       1,154,760          26,910

Provision for Loss on Land                               (197,466)             --              --
                                                      ------------    ------------     -----------

Net Income                                             $2,302,322      $1,154,760        $ 26,910
                                                      ============    ============     ===========

Allocation of Net Income:
 General partners                                      $   (1,582)     $   (1,421)       $     (7)
 Limited partners                                       2,303,904       1,156,181          26,917
                                                      ------------    ------------     -----------

                                                       $2,302,322      $1,154,760        $ 26,910
                                                      ============    ============     ===========

Net Income Per Limited Partner Unit                    $     0.66      $     0.51        $   0.05
                                                      ============    ============     ===========

Weighted Average Number of
 Limited Partner Units Outstanding                      3,495,278       2,279,801         503,436
                                                      ============    ============     ===========

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL
                       -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                                General Partners                            Limited Partners
                                           ---------------------------   ---------------------------------------------------------
                                                           Accumulated                                   Accumulated   Syndication
                                           Contributions     Earnings    Contributions   Distributions     Earnings       Costs
                                           -------------   -----------   -------------   -------------   -----------   -----------
Balance, December 31, 1995                        $1,000      $     --     $        --     $        --    $       --   $        --

 Contributions from limited partners                  --            --       8,421,815              --            --            --
 Distributions to limited partners
   ($0.11 per limited partner unit)                   --            --              --         (57,846)           --
 Syndication costs                                    --            --              --              --            --    (1,395,666)
 Net income                                           --            (7)             --              --        26,917            --
                                           -------------   -----------   -------------   -------------   -----------   -----------

Balance, December 31, 1996                         1,000            (7)      8,421,815         (57,846)       26,917    (1,395,666)

 Contributions from limited partners                  --            --      25,723,944              --            --            --
 Distributions to limited partners
   ($0.57 per limited partner unit)                   --            --              --      (1,310,885)           --
 Syndication costs                                    --            --              --              --            --    (2,717,452)
 Net income                                           --        (1,421)             --              --     1,156,181            --
                                           -------------   -----------   -------------   -------------   -----------   -----------

Balance, December 31, 1997                         1,000        (1,428)     34,145,759      (1,368,731)    1,183,098    (4,113,118)

 Contributions from limited partners                  --            --         854,241              --            --            --
 Distributions to limited partners
   ($0.76  per limited partner unit)                  --            --              --      (2,657,764)           --
 Syndication costs                                    --            --              --              --            --       (76,882)
 Net income                                           --        (1,582)             --              --     2,303,904            --
                                           -------------   -----------   -------------   -------------   -----------   ------------

Balance, December 31, 1998                        $1,000      $ (3,010)    $35,000,000     $(4,026,495)   $3,487,002   $(4,190,000)
                                           =============   ===========   =============   =============   ===========   ============

                                              Total
                                           ------------
Balance, December 31, 1995                  $     1,000

 Contributions from limited partners          8,421,815
 Distributions to limited partners
   ($0.11 per limited partner unit)             (57,846)
 Syndication costs                           (1,395,666)
 Net income                                      26,910
                                           ------------

Balance, December 31, 1996                    6,996,213

 Contributions from limited partners         25,723,944
 Distributions to limited partners
   ($0.57 per limited partner unit)          (1,310,885)
 Syndication costs                           (2,717,452)
 Net income                                   1,154,760
                                           ------------

Balance, December 31, 1997                   29,846,580

 Contributions from limited partners            854,241
 Distributions to limited partners
   ($0.76  per limited partner unit)         (2,657,764)
 Syndication costs                              (76,882)
 Net income                                   2,302,322
                                           ------------

Balance, December 31, 1998                  $30,268,497
                                           ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                             Year Ended December 31,
                                                                   1998               1997                1996
                                                              --------------     ---------------     ---------------
Increase (Decrease) in Cash and Cash
 Equivalents:
   Cash Flows from Operating Activities:
     Cash received from tenants                                  $ 2,884,620        $  1,353,968         $        --
     Distributions from joint venture                                  5,630                  --
     Interest received                                               141,408             161,826              30,241
     Cash paid for expenses                                         (199,920)           (154,038)             (3,095)
                                                              --------------     ---------------     ---------------
       Net cash provided by operating
         activities                                                2,831,738           1,361,756              27,146
                                                              --------------     ---------------     ---------------

   Cash Flows from Investing Activities:
     Additions to land and buildings on
       operating leases                                           (3,134,046)        (18,581,999)         (1,533,446)
     Investment in direct financing leases                           (12,945)         (5,962,087)
     Investment in joint venture                                    (166,025)                 --
     Increase in other assets                                             --                  --            (276,848)
     Other                                                                --                 107                (107)
                                                              --------------     ---------------     ---------------

       Net cash used in investing activities                      (3,313,016)        (24,543,979)         (1,810,401)
                                                              --------------     ---------------     ---------------

   Cash Flows from Financing Activities:
     Reimbursement of acquisition and syndication
       costs by related parties on behalf of the
       Partnership                                                   (37,135)           (396,548)           (497,420)
     Contributions from limited partners                             854,241          25,723,944           8,498,815
     Distributions to limited partners                            (2,468,400)           (855,957)             (2,138)
     Payment of syndication costs                                   (161,142)         (2,450,214)           (845,657)
     Other                                                           (10,000)            (67,000)
                                                              --------------     ---------------     ---------------
         Net cash provided by (used in)
          financing activities                                    (1,822,436)         21,954,225           7,153,600
                                                              --------------     ---------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents              (2,303,714)         (1,227,998)          5,370,345

Cash and Cash Equivalents at Beginning of Year                     4,143,327           5,371,325                 980
                                                              --------------     ---------------     ---------------

Cash and Cash Equivalents at End of Year                         $ 1,839,613        $  4,143,327         $ 5,371,325
                                                              ==============     ===============     ===============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                       Year Ended December 31,
                                                                1998            1997            1996
                                                           -------------   --------------   ------------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

   Net income                                                 $2,302,322       $1,154,760       $ 26,910
                                                           -------------   --------------   ------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                              372,473          140,079            301
       Amortization                                                2,000            2,000            411
       Distributions from joint venture                            5,630               --             --
       Provision for loss on land                                197,466               --             --
       Decrease in net investment in direct
         financing leases                                         81,211           28,084             --
       Increase (decrease) in receivables                         68,000          (66,771)        (1,227)
       Increase in prepaid expenses                               (3,653)              --             --
       Increase in accrued rental income                        (119,132)        (128,079)          (146)
       Increase in accounts payable                                2,102              398             57
       Increase in due to related parties,
         excluding acquisition,
         organization and syndication costs
         paid on behalf of the Partnership                        27,257            2,202            820
       Increase (decrease) in rents paid
         in advance                                              (20,926)          28,277             --
       Increase (decrease) in deferred
         rental income                                           (83,012)         200,806             --
       Other                                                          --               --             20
                                                           -------------   --------------   ------------
         Total adjustments                                       529,416          206,996            236
                                                           -------------   --------------   ------------

Net Cash Provided by Operating Activities                     $2,831,738       $1,361,756       $ 27,146
                                                           =============   ==============   ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   Related parties paid certain acquisition
     and syndication costs on behalf of the
     Partnership as follows:
       Acquisition costs                                      $   35,842       $  134,138       $ 18,036
       Syndication costs                                              --          211,216        285,858
                                                           -------------   --------------   ------------
                                                              $   35,842       $  345,354       $303,894
                                                           =============   ==============   ============
   Distributions declared and unpaid at
     December 31                                              $  700,000       $  510,636       $ 55,708
                                                           =============   ==============   ============

                See accompanying notes to financial statements.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XVIII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 3,500,000 units ($35,000,000) of limited partnership interest. A total of 3,500,000 units ($35,000,000) of limited partnership interest had been sold as of December 31, 1998.

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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the direct financing or operating methods. Such methods are described below:

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

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Venture - The Partnership's investment in Columbus
     ---------------------------
     Joint Venture is accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Organization Costs - Organization costs are amortized over five years
     ------------------
     using the straight-line method upon commencement of operations. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The Statement, which is effective for fiscal years beginning after December 15, 1998, requires that an entity expense the costs of start-up activities and organization costs as they are incurred. The Partnership will adopt this Statement in 1999. The general partners believe that adoption of this Statement will not have a material effect on the Partnership's financial position or results of operations.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

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

     Rents Paid in Advance - Rents paid in advance by lessees for future
     ---------------------
     periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties equal to a pre-determined rate times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either (i) over the lease term so as to produce a constant periodic rate of return for leases accounted for using the direct financing method, or (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.

     Weighted Average Number of Limited Partner Units Outstanding - Net income
     ------------------------------------------------------------
     and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the Partnership's leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                         1998                1997
                                                   ---------------     ---------------
          Land                                         $11,982,332         $10,812,849
          Buildings                                     11,603,999           9,476,977
                                                   ---------------     ---------------
                                                        23,586,331          20,289,826
          Less accumulated depreciation                   (512,853)           (140,380)
                                                   ---------------     ---------------
                                                        23,073,478          20,149,446
          Construction in progress                              --           1,161,616
                                                   ---------------     ---------------
                                                        23,073,478          21,311,062
          Less allowance for loss on
             land                                         (197,466)                 --
                                                   ---------------     ---------------
                                                       $22,876,012         $21,311,062
                                                   ===============     ===============

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

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 1998:

          1999                                            $ 2,236,248
          2000                                              2,238,166
          2001                                              2,239,693
          2002                                              2,314,933
          2003                                              2,377,365
          Thereafter                                       26,771,320
                                                          -----------

                                                          $38,177,725
                                                          ===========

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                              1998               1997
                                                          ------------      -------------
          Minimum lease payments
           receivable                                      $12,564,207        $13,241,374
          Estimated residual values                          1,420,667          1,773,526
          Less unearned income                              (8,047,562)        (9,010,022)
                                                          ------------      -------------
          Net investment in direct financing
           leases                                          $ 5,937,312        $ 6,004,878
                                                          ============      =============

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                              $   677,167
          2000                                                  677,167
          2001                                                  677,167
          2002                                                  683,170
          2003                                                  691,575
          Thereafter                                          9,157,961
                                                            ------------

                                                            $12,564,207
                                                            ============

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.   Investment in Joint Venture:
     ---------------------------

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

                                                     1998               1997
                                                -------------      ------------
          Land on operating lease and
             construction work in progress         $875,700           $  --
          Cash                                        3,935              --
          Liabilities                               477,945              --
          Partners' capital                         401,690              --

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Syndication Costs:
     -----------------

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


7.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                      1998                 1997                 1996
                                                                ---------------      ---------------      ---------------
          Net income for financial
           reporting purposes                                        $2,302,322           $1,154,760              $26,910

          Depreciation for tax reporting
           purposes in excess of depreciation
           for financial reporting purposes                             (33,436)             (45,009)                (386)

          Allowance for loss on land                                    197,466                   --                   --

          Direct financing leases recorded as
           operating leases for tax reporting
           purposes                                                      81,211               28,084                   --

          Capitalization of transaction costs for
           tax reporting purposes                                        15,522                   --                   --

          Capitalization of administrative expenses
           for tax reporting purposes                                        --                   --                3,662

          Equity in earnings of joint venture
           for tax reporting purposes in excess
           of equity in earnings of joint venture
           for financial reporting purposes                               7,168                   --                   --

          Accrued rental income                                        (209,725)            (128,079)                (146)

          Deferred rental income                                        (73,028)             281,415                   --

          Rents paid in advance                                         (20,926)              28,277                   --

          Allowance for doubtful accounts                                62,155                   34                   --

          Amortization for financial reporting
           purposes (less than) in excess of
           amortization for tax reporting
           purposes                                                      (3,984)                (732)                 183
                                                                ---------------      ---------------      ---------------

          Net income for federal income tax
           purposes                                                  $2,324,745           $1,318,750              $30,223
                                                                ===============      ===============      ===============

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     --------------------------

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


9.   Related Party Transactions - Continued:
     --------------------------------------

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

                                              1998         1997        1996
                                           ----------   ----------  ----------
          Syndication costs                  $     --     $212,279    $106,887
          General operating and
           administrative expenses            104,709       98,207       2,980
                                           ----------   ----------  ----------
                                             $104,709     $310,486    $109,867
                                           ==========   ==========  ==========

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                          1998             1997
                                                      -------------    -----------
          Due to CNL Fund Advisors, Inc.
           and its affiliates:
             Expenditures incurred on
               behalf of the Partnership                    $13,698       $  1,737
             Acquisition fees                                    --         29,757
             Accounting and
               administrative services                        9,608          1,921
             Management fees                                  2,379            556
             Other                                            7,090             --
                                                      -------------    -----------
                                                             32,775         33,971
                                                      -------------    -----------

          Due to CNL Securities Corp.:
             Commissions                                    $    --       $ 79,069
             Marketing support and due
               diligence expense
               reimbursement fee                                 --          5,191
                                                      -------------    -----------
                                                                 --         84,260
                                                      -------------    -----------

                                                            $32,775       $118,231
                                                      =============    ===========

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:

                                        1998          1997         1996
                                     -----------  ------------  ----------
       Golden Corral Corp.             $626,564      $241,395      $   --
       Foodmaker, Inc.                  509,456       240,261          --
       IHOP Properties, Inc.                N/A       152,343          --
       Tiffany, L.L.C.                      N/A       154,153          --
       Platinum Rotisserie, L.L.C.          N/A       133,591          --
       Carrols Corporation                  N/A           N/A       1,373

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:

                                        1998          1997         1996
                                     -----------  ------------  ----------
       Golden Corral                   $784,292      $395,548      $   --
       Jack in the Box                  509,456       240,261          --
       Boston Market                    455,118       231,489          --
       IHOP                                 N/A       152,343          --
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

     In 1998, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., the tenants of three of the Boston Market properties filed for bankruptcy and rejected the lease relating to one property. The Partnership will not recognize any rental income relating to this property until a new tenant for the property is located, or until the property is sold and

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,299,149 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $32,493,818 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                    CNL INCOME FUND XVIII, LTD.

                                    By:  CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ----------------------------
                                         ROBERT A. BOURNE, President


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

            Signature                             Title                              Date
            ---------                             -----                              ----
/s/ Robert A. Bourne                President,  Treasurer and  Director         October 28, 1999
--------------------------------    (Principal  Financial  and Accounting
Robert A. Bourne                    Officer)

/s/ James M. Seneff, Jr.            Chief Executive Officer, Chairman and       October 28, 1999
--------------------------------    Director (Principal Executive Officer)
James M. Seneff, Jr.