Form 10-Q
period 1999-09-30
CNL INCOME FUND XVIII LTD
filed 1999-11-12
CIK 943730

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                 September 30, 1999
                                ------------------------------------------------

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                            59-3295394
--------------------------------------------         ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


  450 South Orange Avenue
  Orlando, Florida                                            32801
--------------------------------------------         ---------------------------
  (Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number
  (including area code)                                    (407) 540-2000
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                                    CONTENTS





Part I                                                                   Page
                                                                         ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-15

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                            15

Part II

   Other Information                                                     16-19

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,        December 31,
                                                                               1999                1998
                                                                          ---------------     ---------------
                        ASSETS
                        ------

   Land and buildings on operating leases, less
       accumulated depreciation of $803,084 and
       $512,853 in 1999 and 1998, respectively
       and allowance for loss on land of $197,466
       in 1999 and 1998                                                    $ 22,611,573        $ 22,876,012
   Net investment in direct financing leases                                  5,874,250           5,937,312
   Investment in joint ventures                                                 687,608             160,395
   Cash and cash equivalents                                                  1,330,011           1,839,613
   Receivables, less allowance for doubtful
       accounts of $6,361 and $62,189 in 1999 and
       1998, respectively                                                        14,931                  --
   Due from related party                                                        11,019                  --
   Prepaid expenses                                                               7,780               3,653
   Organization costs, less accumulated
       amortization of $10,000 and $4,411 in 1999 and
       1998, respectively                                                            --               5,589
   Accrued rental income                                                        341,063             230,999
   Other assets                                                                  59,161              59,044
                                                                         ---------------     ---------------

                                                                           $ 30,937,396        $ 31,112,617
                                                                         ===============     ===============

              LIABILITIES AND PARTNERS' CAPITAL
              ---------------------------------

   Accounts payable                                                        $      6,964        $      2,558
   Accrued real estate taxes payable                                              1,315                  --
   Distributions payable                                                        700,000             700,000
   Due to related parties                                                        20,806              32,775
   Rents paid in advance                                                         34,417               7,351
   Deferred rental income                                                        58,000             101,436
                                                                         ---------------     ---------------
       Total liabilities                                                        821,502             844,120

   Contingencies (Note 5)

   Partners' capital                                                         30,115,894          30,268,497
                                                                         ---------------     ---------------

                                                                           $ 30,937,396        $ 31,112,617
                                                                         ===============     ===============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                     Nine Months Ended
                                                             September 30,                       September 30,
                                                         1999              1998              1999             1998
                                                    -------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                $ 602,890         $ 611,530        $ 1,832,395      $ 1,758,037
    Earned income from direct financing leases           160,698           170,108            483,699          470,287
    Interest and other income                             15,306            14,189             60,534          114,967
                                                    -------------     -------------     --------------    --------------
                                                         778,894           795,827          2,376,628        2,343,291
                                                    -------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                  33,138            46,347            105,134          117,608
    Professional services                                 11,269             4,184             32,669           14,164
    Management fees to related party                       7,743             7,651             22,808           21,180
    Real estate taxes                                      1,315            23,500              3,945           23,500
    State and other taxes                                     --                --             14,139            8,605
    Depreciation and amortization                         96,699            89,370            295,820          268,305
                                                    -------------     -------------     --------------    --------------
                                                         150,164           171,052            474,515          453,362
                                                    -------------     -------------     --------------    --------------

Income Before Equity in Earnings of
    Unconsolidated Joint Ventures                        628,730           624,775          1,902,113        1,889,929

Equity in Earnings of Unconsolidated
    Joint Ventures                                        16,515                --             45,282               --
                                                    -------------     -------------     --------------    --------------

Net Income                                             $ 645,245         $ 624,775        $ 1,947,395      $ 1,889,929
                                                    =============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                   $    (547)        $    (752)       $    (1,525)     $      (678)
    Limited partners                                     645,792           625,527          1,948,920        1,890,607
                                                    -------------     -------------     --------------    --------------

                                                       $ 645,245         $ 624,775        $ 1,947,395      $ 1,889,929
                                                    =============     =============     ==============    ==============

Net Income Per Limited Partner Unit                     $   0.18          $   0.18          $    0.56        $    0.54
                                                    =============     =============     ==============    ==============

Weighted Average Number of Limited
    Partner Units Outstanding                          3,500,000         3,500,000          3,500,000        3,496,435
                                                    =============     =============     ==============    ==============


            See accompanying notes to condensed financial statements.

                                            CNL INCOME FUND XVIII, LTD.
                                          (A Florida Limited Partnership)
                                     CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                 Nine Months Ended           Year Ended
                                                   September 30,            December 31,
                                                       1999                     1998
                                               --------------------     --------------------

General partners:
    Beginning balance                                $     (2,010)             $      (428)
    Net loss                                               (1,525)                  (1,582)
                                                ------------------       ------------------
                                                           (3,535)                  (2,010)
                                                ------------------       ------------------

Limited partners:
    Beginning balance                                  30,270,507               29,847,008
    Contributions                                              --                  854,241
    Syndication costs                                          --                  (76,882)
    Net income                                          1,948,920                2,303,904
    Distributions ($0.60 and $0.76 per
       weighted average limited partner
       unit, respectively)                             (2,099,998)              (2,657,764)
                                                ------------------       ------------------
                                                       30,119,429               30,270,507
                                                ------------------       ------------------

Total partners' capital                              $ 30,115,894              $30,268,497
                                                ==================       ==================

            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $    2,144,938       $    2,158,678
                                                                                  ----------------     ----------------
    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                                (25,792)          (2,219,314)
       Investment in direct financing leases                                                   --             (876,076)
       Investment in joint ventures                                                      (526,138)            (166,025)
       Increase in other assets                                                              (117)             (51,600)
                                                                                  ----------------     ----------------
          Net cash used in investing activities                                          (552,047)          (3,313,015)
                                                                                  ----------------     ----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition costs
          paid by related parties on behalf of the Partnership                             (2,495)             (37,135)
       Contributions from limited partners                                                     --              854,241
       Distributions to limited partners                                               (2,099,998)          (1,768,400)
       Payment of syndication costs                                                            --             (161,141)
       Other                                                                                   --              (10,000)
                                                                                  ----------------     ----------------
              Net cash used in financing activities                                    (2,102,493)          (1,122,435)
                                                                                  ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                                                (509,602)          (2,276,772)

Cash and Cash Equivalents at Beginning of Period                                        1,839,613            4,143,327
                                                                                  ----------------     ----------------

Cash and Cash Equivalents at End of Period                                         $    1,330,011       $    1,866,555
                                                                                  ================     ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Related parties paid certain acquisition costs on
          behalf  of the Partnership as follows:                                   $           --       $       35,864
                                                                                  ================     ================

       Distributions declared and unpaid at end of period                          $      700,000       $      700,000
                                                                                  ================     ================


            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Investment in Joint Ventures:
         ----------------------------

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of September 30, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. During the nine months ended September 30, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture pay construction costs. As of September 30, 1999, the Partnership owned a 39.93% interest in this joint venture.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


2.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership accounts for its investments in these joint ventures using the equity method since the Partnership shares control with affiliates. The following presents the combined, condensed financial information for the joint ventures at:

                                                  September 30,    December 31,
                                                      1999             1998
                                                 ---------------  --------------
             Land and buildings under
                 an operating lease and
                 construction in progress,
                 less accumulated depreciation     $  1,146,666      $  875,700
             Net investment in direct
                 financing lease                        321,804              --
             Accrued rental income                       14,508              --
             Cash                                         7,775           3,935
             Prepaid expenses                               336              --
             Liabilities                                 20,716         477,945
             Partners' capital                        1,470,373         401,690
             Revenue                                    112,381              --
             Net income                                  96,891              --

         The Partnership recognized income totaling $16,515 and $45,282 for the quarter and nine months ended September 30, 1999, respectively, from these joint ventures. As of December 31, 1998, the property owned by Columbus Joint Venture was not operational.

3.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

4.       Merger Transaction:
         ------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Merger Transaction - Continued:
         ------------------------------

         of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore, on June 4, 1999, APF entered into a termination agreement with the general partners of the Partnership.

5.       Contingencies:
         -------------

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partners in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated compliant. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 25 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources
-----------------

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $2,144,938 and $2,158,678 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1999.

         In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the general partners. During the nine months ended September 30, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture to pay property construction costs. As of September 30, 1999, the Partnership owned a 39.93% interest in this joint venture.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of September 30, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 1999, the Partnership had $1,330,011 invested in such short-term investments, as compared to $1,839,613 at December 31, 1998. The decrease in cash and cash equivalents at September 30, 1999 was primarily attributable to the Partnership investing in CNL Portsmouth Joint Venture and making additional capital contributions to Columbus Joint Venture, as described above. The funds remaining at September 30, 1999, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $2,099,998 and $1,957,764 for the nine months ended September 30, 1999 and 1998, respectively ($700,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.60 per unit and $0.56 per weighted average limited partner unit for the nine months ended September 30, 1999 and 1998, respectively ($0.20 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $821,502 at September 30, 1999, from $844,120 at December 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1999 and 1998, the Partnership owned and leased 23 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,316,094 and $2,228,324, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $763,588 and $781,638 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in rental and earned income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was partially attributable to the fact that Properties acquired during the nine months ended September 30, 1998, generated revenues for the entire nine month period ended September 30, 1999, as compared to generating revenues for a partial nine month period ended September 30, 1998.

         The increase in rental and earned income for the nine months ended September 30, 1999 was also partially attributable to the fact that during the nine months ended September 30, 1999, the Partnership collected and recognized as income approximately $47,400 for some of the past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Partnership's Property in Stow, Ohio.

         The increase in rental and earned income for the nine months ended September 30, 1999 was partially offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was primarily attributable to, the fact that three tenants filed for bankruptcy in 1998. One of these tenants rejected the lease relating to one of the Partnership's Properties and ceased making rental payments to the Partnership for this lease. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for the rejected Property. The Partnership has continued to receive rental payments on the two other Properties leased by these tenants. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that either or both of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the quarter and nine months ended September 30, 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements. In connection with these joint venture arrangements, the Partnership earned $16,515 and $45,282 during the quarter and nine months ended September 30, 1999, respectively. The Partnership did not own any Properties through joint venture arrangements during the quarter and nine months ended September 30, 1998.

         During the quarter and nine months ended September 30, 1999 and 1998, the Partnership also earned $60,534 and $114,967, respectively, in interest and other income, $15,306 and $14,189 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in interest and other income during the nine months ended September 30, 1999, was primarily attributable to a decrease in interest income due to a decrease in the amount of funds invested in short-term, liquid investments due to the Partnership investing in two separate joint ventures subsequent to September 30, 1998.

         In addition, the decrease in interest and other income during the nine months ended September 30, 1999 was partially offset by the fact that the Partnership reversed $14,982 in transaction costs during the nine months ended September 30, 1999. These represented amounts that had previously been expensed related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. The general partners and APF agreed that it would be in the best interest of the Partnership that it not be acquired in the acquisition due to the limited partners' loss of passive income in the acquisition as described below. As a result of this decision, the general partners have agreed to reimburse the Partnership for these costs.

         Operating expenses, including depreciation and amortization expense, were $474,515 and $453,362 for the nine months ended September 30, 1999 and 1998, respectively, $150,164 and $171,052 of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the nine months ended September 30, 1999, was primarily attributable to an increase in depreciation expense as the result of the fact that Properties acquired during the nine months ended September 30, 1998, were fully operational for the entire nine month period ended September 30, 1999, as compared to a partial period during the nine months ended September 30, 1998.

         The increase in operating expenses for the nine months ended September 30, 1999 was also partially due to the fact that the Partnership incurred approximately $15,200 in legal fees as a result of a tenant filing for bankruptcy and rejecting the lease relating to its Property, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, maintenance, and legal fees, relating to this Property whose lease was rejected until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

Merger Transaction
------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Notwithstanding this agreement, representatives of APF stated that they may attempt, depending on market conditions, seek to acquire the Partnership after APF was listed on the New York Stock Exchange. Therefore, on June 4, 1999, APF entered into a termination agreement with the general partners of the Partnership.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partners in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated compliant. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 40 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.
                  ------------------

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
                                             ---------------------------------
                  A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M.
                  -----------------------------------------------------------
                  and Margaret Berol Trust, and Vicky Berol v. James M. Seneff,
                  -------------------------------------------------------------
                  Jr., Robert A. Bourne, CNL Realty Corporation, and CNL
                  ------------------------------------------------------
                  American Properties Fund, Inc., Case No. CIO-99-0003561.
                  -------------------------------

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines,
                                                             -----------
                  individually and on behalf of a class of persons similarly
                  ----------------------------------------------------------
                  situated, v. CNL American Properties Fund, Inc., James M.
                  ---------------------------------------------------------
                  Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL
                  ----------------------------------------------------------
                  Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL
                  --------------------------------------------------------
                  Financial Corp., CNL Financial Services, Inc. and CNL Group,
                  ------------------------------------------------------------
                  Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth
                  -----
                  Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

                  On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL
                                                                      ----------
                  Income Funds Litigation, Case No. 99-3561. Pursuant to this
                  ------------------------------------------
                  order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.           Changes in Securities. Inapplicable.
                  ----------------------

Item 3.           Default upon Senior Securities. Inapplicable.
                  -------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------
                  Inapplicable.

Item 5.           Other Information. Inapplicable.
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  (a)        Exhibits

                           **2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329)

                           **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998-01, incorporated herein by reference.)

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

                          **10.14 Termination Agreement by and between CNL Income Fund XVIII, Ltd. and CNL American Properties Fund, Inc. ("APF") dated June 4, 1999 (incorporated by reference hereby to Exhibit 10.55 of Amendment No. 1 to APF's Registrations Statement on Form S-4, File No. 333-74329 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

                           **       previously filed

                           27       Financial Data Schedule (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1999.


                                 CNL INCOME FUND XVIII, LTD.

                                 By:   CNL REALTY CORPORATION
                                       General Partner


                                       By:   /s/ James M. Seneff, Jr.
                                             -----------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                       By:   /s/ Robert A. Bourne
                                             -----------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)