Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XVIII LTD
filed 1999-12-21
CIK 943730

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended      December 31, 1998
                                      -------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-24095

                          CNL INCOME FUND XVIII, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                               59-3295394
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                            450 South Orange Avenue
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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XVIII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.


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

     Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 20 of the Partnership's 24 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.


                                    CNL INCOME FUND XVIII, LTD.


                                    By:  CNL REALTY CORPORATION
                                         General Partner


                                         /s/ Robert A. Bourne
                                         --------------------------------
                                         ROBERT A. BOURNE, President


                                    By:  ROBERT A. BOURNE
                                         General Partner
                                         /s/ Robert A. Bourne
                                         --------------------------------
                                         ROBERT A. BOURNE


                                    By:  JAMES M. SENEFF, JR.
                                         General Partner


                                         /s/ James M. Seneff, Jr.
                                         --------------------------------
                                         JAMES M. SENEFF, JR.

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


             Signature                                Title                                    Date
             ---------                                -----                                    ----
/s/ Robert A. Bourne                         President, Treasurer and Director          December 17, 1999
-----------------------------------------    (Principal Financial and Accounting
Robert A. Bourne                             Officer)

/s/ James M. Seneff, Jr.                     Chief Executive Officer, Chairman and      December 17, 1999
-----------------------------------------    Director (Principal Executive Officer)
James M. Seneff, Jr.