Form 10-K405
period 1999-12-31
CNL INCOME FUND XVIII LTD
filed 2000-03-30
CIK 943730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                             450 South Orange Avenue
                           Orlando, Florida 32801-3336
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 540-2000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:                 Name of exchange on which registered:
             None                                       Not Applicable

           Securities registered pursuant to section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes X   No
                                        ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000. During 1998, the Partnership had invested approximately $29,859,000 of the proceeds to acquire 24 Properties (which included one Property owned by a joint venture in which the Partnership is a co-venturer) and to pay acquisition fees and certain acquisition expenses. In February 1999, the Partnership invested in a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners to hold and purchase one Property and used the remaining amounts to establish a working capital reserve for Partnership purposes. In December 1999, the Partnership sold one Property in Atlanta, Georgia. As a result of the above transactions, as of December 31, 1999, the Partnership owned 24 Properties, including 22 wholly owned Properties and interests in two Properties owned by joint ventures in which the Partnership is a co-venturer. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Subsequent to entering into the Merger agreement, the General Partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the General Partners, on behalf of the Partnership, and APF agreed that it would be in the best interest of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore in June 1999, APF entered into a termination agreement with the General Partners of the Partnership.

Description of Leases

     The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2012 and 2019. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $63,200 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 21 of the Partnership's 24 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

     The leases also generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

     In October 1998, the tenants of three Boston Market properties, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., filed for bankruptcy, rejected one of their three leases and ceased making rental payments to the Partnership on the rejected lease. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. As of March 15, 2000, the Partnership was continuing to receive rental payments relating to the two non-rejected leases. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the rejected Property.

     In February 1999, the Partnership entered into a joint venture arrangement, Portsmouth Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above, in the first three paragraphs of this section.

Major Tenants

     During 1999, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1999, Golden Corral Corporation and Jack in the Box, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, three Restaurant Chains, Boston Market, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income for 1999. During 1998, three tenants of The Boston Market properties filed for bankruptcy, as described above. In 2000, it is anticipated that these three Restaurant Chains each will contribute more than ten percent of the Partnership's rental income to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is unable to re-lease the Properties in a timely manner, as described above. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

     Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

     The Partnership shares management control equally with affiliates of the General Partners for each of the joint ventures. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of Columbus Joint Venture and Portsmouth Joint Venture are distributed 39.93% and 57.2%, respectively, to the Partnership and the balance is distributed to the respective joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2. Properties

     As of December 31, 1999, the Partnership owned 24 Properties. Of the 24 Properties, 22 are owned by the Partnership in fee simple and two are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. As of December 31, 1999, the Partnership's Property sites ranged from approximately 24,400 to 120,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.


        State                                Number of Properties
        -----                                --------------------
        Arizona                                        1
        California                                     2
        Florida                                        2
        Illinois                                       1
        Kentucky                                       1
        Maryland                                       1
        Minnesota                                      1
        North Carolina                                 3
        Nevada                                         1
        New York                                       1
        Ohio                                           2
        Tennessee                                      1
        Texas                                          6
        Virginia                                       1
                                             -------------------
        TOTAL PROPERTIES                               24
                                             ===================


     Buildings. The Properties owned by the Partnership as of December 31, 1999, include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,000 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $15,710,412 and $821,849, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.


        Restaurant Chain                     Number of Properties
        Arby's                                         2
        Bennigan's                                     1
        Boston Market                                  4
        Burger King                                    1
        Chevy's Fresh Mex                              1
        Golden Corral                                  5
        Ground Round                                   1
        IHOP                                           2
        Jack in the Box                                4
        On the Border                                  1
        Taco Bell                                      1
        Wendy's                                        1
                                             --------------------
        TOTAL PROPERTIES                               24
                                             ====================


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

     At December 31, 1999 and 1998, 96% of the Properties were occupied. At December 31, 1997 and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:


                                              1999                 1998                 1997                 1996 (2)
                                       ----------------     ---------------     -----------------      -----------------
    Rental Revenues (1)                    $ 3,141,240         $ 2,953,285           $ 1,290,621              $   1,374
    Properties (3)                                  23                  24                    22                      2
    Average Rent per
        Property                           $   136,576         $   123,054           $    58,665              $     687

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Operations did not commence until October 12, 1996, the date following the date on which the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow. The Partnership acquired two Properties in December 1996, of which only one was operational as of December 31, 1996.

(3) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                                          Percentage of
          Expiration                Number                 Annual Rental                   Gross Annual
             Year                 of Leases                  Revenues                     Rental Income
     -------------------     ------------------     -------------------------    ------------------------------
     2000                                   --                   $        --                          --
     2001                                   --                            --                          --
     2002                                   --                            --                          --
     2003                                   --                            --                          --
     2004                                   --                            --                          --
     2005                                   --                            --                          --
     2006                                   --                            --                          --
     2007                                   --                            --                          --
     2008                                   --                            --                          --
     2009                                   --                            --                          --
     Thereafter                             23                     3,785,206                     100.00%
                                   ------------              ----------------            ----------------
     Total (1)                              23                   $ 3,785,206                     100.00%
                                   ============              ================            ================

(1)  Excludes one Property which was vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 1999 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

     Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012 to 2013) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

     Jack in the Box, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $112,100 (ranging from approximately $77,900 to $132,200).

Competition

     The fast-food family-style and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3. Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                       ------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         -----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
------------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these
-----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.



                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 1,559 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 1999 range from $8.57 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions


                                            1999(1)                                             1998 (1)
                         ---------------------------------------------     --------------------------------------------------
                              High           Low             Average             High              Low             Average
                         -----------    -----------     --------------     --------------     -----------     ---------------
     First Quarter               (2)            (2)                (2)                (2)             (2)                 (2)
     Second Quarter              (2)            (2)                (2)             $7.66           $7.66               $7.66
     Third Quarter           $10.00         $10.00             $10.00                 (2)             (2)                 (2)
     Fourth Quarter            9.01           9.01               9.01               9.50            8.25                8.87

(1) A total of 6,400 and 5,232 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,799,998 and $2,657,764, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


        Quarter Ended                            1999                               1998
    ----------------------             --------------------------         --------------------------
    March 31                                      $      699,999                     $      601,514
    June 30                                              699,999                            656,250
    September 30                                         700,000                            700,000
    December 31                                          700,000                            700,000

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)  Not applicable.


Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.


                                                                                                               February 10,
                                                                                                                1995 (date
                                                                                                               of inception)
                                    Year Ended          Year Ended         Year Ended         Year Ended          through
                                   December 31,        December 31,       December 31,       December 31,       December 31,
                                       1999                1998               1997               1996             1995 (1)
                                 ----------------  ------------------ ------------------ ------------------  ------------------
    Revenues (2)                     $ 3,192,371         $ 3,097,757        $ 1,453,242         $   31,614             $    --
    Net income (4)(5)                  2,515,356           2,302,322          1,154,760             26,910                  --
    Cash distributions
          declared per Unit (2)              .80                 .76                .57                .11                  --
    Net income per Unit                      .72                 .66                .51                .05                  --
    Cash distributions
          declared per Unit (2)              .80                 .76                .57                .11                  --
    Weighted average number
          of Limited Partner
          Units outstanding (3)        3,500,000           3,495,278          2,279,801            503,436                  --

                                       1999                1998               1997               1996                1995
                                 ----------------  ------------------ ------------------ ------------------  ------------------
    At December 31:
        Total assets                 $30,866,006         $31,112,617        $31,807,255        $ 7,240,324          $  256,890
        Total partners' capital       29,983,855          30,268,497         29,846,580          6,996,213               1,000

(1) Operations did not commence until October 12, 1996, the date following when the Partnership received the minimum offering proceeds of $1,500,000, and such proceeds were released from escrow.

(2) Approximately 7%, 13%, and 12% of cash distributions ($0.05, $0.06, and $0.06 per Unit, respectively) for the years ended December 31, 1999, 1998, and 1997, respectively, represents a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net income on a GAAP basis. The Partnership has not treated such amounts as a return of capital for purposes of calculating the Limited Partners' return on their invested capital contributions.

(3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

(4) Net income for the year ended December 31, 1998, includes $197,466 from provision for loss on land.

(5) Net income for the year ended December 31, 1999, include $46,300 from gains on sale of land and building.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 24 Properties, either directly or through a joint venture arrangement.

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

     As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,800,000. During 1997, the Partnership acquired 20 additional Properties (one of which was under construction as of December 31, 1997) and completed construction of a Property under construction in 1996. During 1998, the Partnership completed construction of the Property under construction as of December 31, 1997, acquired one additional Property and entered into one joint venture arrangement, Columbus Joint Venture. In addition, during 1999, the Partnership used the remaining net proceeds to enter into one joint venture arrangement, Portsmouth Joint Venture, and to establish a working capital reserve for Partnership purposes. Also during 1999, the Partnership sold one Property in Atlanta, Georgia, as described below. As a result of the above transactions, as of December 31, 1999, the Partnership had invested the net proceeds in 24 Properties, including two Properties owned by joint ventures in which the Partnership is a co-venturer, and to pay acquisition fees and miscellaneous acquisition expenses. As of December 31, 1999, the Partnership had paid $1,575,000 in acquisition fees to an affiliate of the General Partners.

     In August 1998, the Partnership formed Columbus Joint Venture with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners. During the year ended December 31, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture to pay property construction costs. As of December 31, 1999, the Partnership owned a 39.93% interest in this joint venture.

     In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

     In December 1999, the Partnership sold its Property in Atlanta, Georgia, and received net sales proceeds of $688,997, resulting in a gain of $46,300 for financial reporting purposes. This Property was originally acquired by the Partnership in 1997, and had a cost of approximately $617,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $71,400 in excess of its original purchase price. As of December 31, 1999, the net sales proceeds of $688,997, plus accrued interest of $1,888, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, interest received and distributions from joint ventures, less cash paid for expenses). Cash from operations was $2,797,040, $2,831,738 and $1,361,756, for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations for 1999, as compared to 1998, was primarily a result of changes in the Partnership's working capital, and the increase in cash from operations for 1998, as compared to 1997, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

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

     Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $1,282,113 invested in such short-term investments, as compared to $1,839,613 at December 31, 1998. The decrease in the amount invested in short-term investments was primarily a result of the payment during 1999, of costs relating to the Property that was under construction at December 31, 1998, owned by Columbus Joint Venture, which the Partnership is a co-venturer, and the fact that during 1999, the Partnership acquired an interest in joint venture, Portsmouth Joint Venture. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.04 percent annually. The funds remaining at December 31, 1999 will be used to pay distributions and other liabilities and to meet the Partnership's working capital and other needs.

Short-Term Liquidity

     The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

     The Partnership's investment strategy of acquiring Properties for cash and leasing them generally under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will generate cash flow in excess of operating expenses.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $2,799,998, $2,657,764 and $1,310,885, for the years ended December 31, 1999, 1998, and 1997, respectively. This represents distributions of $0.80, $0.76 and $0.57 per Unit, for the years ended December 31, 1999, 1998 and 1997, respectively, based on the weighted average number of Units outstanding during the period the Partnership was operational. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31,

1999, 1998 or 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

     During the year ended December 31, 1997, affiliates of the General Partners incurred on behalf of the Partnership $211,216 for certain organizational and offering expenses. In addition, during 1998 and 1997, affiliates incurred $35,842 and $134,138, respectively, for certain acquisition expenses. In addition, $88,400, $89,969 and $44,166 were incurred by affiliates on behalf of the Partnership for certain operating expenses during 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, the Partnership owed $36,737 and $32,775, respectively, to related parties for such amounts, fees and other reimbursements. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $845,414 at December 31, 1999, as compared to $811,345 at December 31, 1998. The increase during 1999, as compared to 1998, is primarily a result of the Partnership accruing transaction costs relating to the proposed merger with APF, as described in "Termination of Merger." The increase was partially offset by a decrease due to a decrease in deferred rental income during 1999, as compared to 1998.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     The Partnership owned and leased 22 wholly owned Properties in 1997. During 1998, the Partnership acquired one additional wholly owned Property and entered into a joint venture arrangement to construct and hold one restaurant Property, in which the Partnership is a co-venturer. During 1999, the Partnership entered into an additional joint venture arrangement to hold one restaurant Property, in which the Partnership is a co-venturer. As of December 31, 1999, the Partnership owned, either directly or through a joint venture arrangement, 25 Properties (including one Property in Atlanta, Georgia, which was sold in December 1999), which are generally subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $63,200 to $243,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and
Item 2. Properties.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $3,071,229, $2,953,285 and $1,290,621, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1999, as compared to 1998, and the increase during 1998, as compared to 1997, was partially attributable to the fact that the Partnership acquired Properties throughout 1997 and 1998. The increase during 1999 was partially offset by a decrease in rental income due to the sale of the Property in Atlanta, Georgia, in December 1999. The increase in rental and earned income during 1999, as compared to 1998, was also partially attributable to the fact that during 1999, the Partnership collected and recognized as income approximately $47,400 for a portion of past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Property in Stow, Ohio.

     The increase in rental and earned income during 1999, as compared to 1998, was partially offset by the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. One of these tenants rejected the lease relating to one of the Partnership's Properties and ceased making rental payments to the Partnership for this lease. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The General Partners are currently seeking either a new tenant or purchaser for the rejected Property. As of March 15, 2000, the Partnership was continuing to receive rental payments on the non-rejected leases. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that either or both of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, as described above, and the possible rejection of the remaining two leases, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

     For the year ended December 31, 1999, the Partnership also earned $61,656 attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1999, as compared to 1998, was primarily attributable to the Partnership entering into a joint venture arrangement, Columbus Joint Venture, during 1998, which was placed in service in December 1999, and entering into a joint venture arrangement, Portsmouth Joint Venture in February 1999, each as described above in "Capital Resources."

     During the year ended December 31, 1999, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box, Inc., each contributed more than ten percent of the Partnership's total rental income. As of December 31, 1999, Golden Corral Corporation and Jack in the Box, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, during the year ended December 31, 1999, three Restaurant Chains, Golden Corral, Jack in the Box, and Boston Market, each accounted for more than ten percent of the Partnership's total rental income. During 1998, three tenants of Boston Market Properties filed for bankruptcy, as described below. In 2000, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Properties are not re-leased in a timely manner.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership earned $59,486, $144,472 and $162,621, respectively, in interest and other income. The decrease in interest and other income during 1999, as compared to 1998, was primarily attributable to the decrease in the amount of funds invested in short-term liquid investments due to the payment during 1999, of construction costs relating to the Property that was under construction at December 31, 1998 owned by Columbus Joint Venture, which the Partnership is a co-venturer and the fact that during 1999, the Partnership acquired an interest in a joint venture, Portsmouth Joint Venture. The decrease during 1998, as compared to 1997, was primarily attributable to a decrease in the amount of funds invested in short-term liquid investments due to the payment during 1998, of construction costs relating to a Property that was under construction at December 31, 1997, the acquisition of an additional Property in 1998 and investing in a joint venture arrangement during 1998.

     Operating expenses, including depreciation and amortization expense, were $723,315, $597,969 and $298,482 for the years ended December 31, 1999, 1998 and
1997. The increase in operating expenses during 1999, as compared to 1998, was partially attributable to an increase in depreciation expense as the result of the fact that the Properties acquired during 1998, were fully operational for the entire year during 1999, as compared to a partial year during 1998.

     The increase in operating expenses during 1999 and 1998, each as compared to the previous year, was partially a result of the Partnership incurring $74,734 and $15,522 in transaction costs during 1999 and 1998, respectively, relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF.

     The increase in operating expenses during 1999 was also partially due to the fact that the Partnership incurred approximately $44,000 in legal fees, maintenance and real estate taxes as a result of a tenant filing for bankruptcy and rejecting the lease relating to its Property, as described above. The Partnership will continue to incur such expenses relating to this Property whose lease was rejected until a replacement tenant or purchaser is located.

     The increase in operating expenses during 1998, as compared to 1997, was primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1998 and 1997, and the fact that Properties acquired during the year ended December 31, 1997 were operational for the full year in 1998.

     As a result of the sale of the Property in Atlanta, Georgia, as described above in "Capital Resources," the Partnership recognized a gain of $46,300 for financial reporting purposes for the year ended December 31, 1999. No Properties were sold during 1998 or 1997.

     During the year ended December 31, 1998, the Partnership established an allowance for loss on land of $197,466 for financial reporting purposes relating to the Property in Minnetonka, Minnesota. The tenant of this

Boston Market Property declared bankruptcy and rejected the lease relating to this Property. The loss represents the difference between the Property's carrying value at December 31, 1998 and the estimated of net realizable value. No such allowance was established during the years ended December 31, 1999 and 1997.

     The Partnership's leases are on a triple-net basis and contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Subsequent to entering into the Merger agreement, the General Partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the General Partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore in June 1999, APF entered into a termination agreement with the General Partners of the Partnership.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8. Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS
                                    --------





                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                        15

Financial Statements:

      Balance Sheets                                                      16

      Statements of Income                                                17

      Statements of Partners' Capital                                     18

      Statements of Cash Flows                                            19

      Notes to Financial Statements                                       21

               Report of Independent Certified Public Accountants
               --------------------------------------------------




To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                              December 31,
                                                          1999           1998
                                                      -----------    -----------
                    ASSETS
                    ------
  Land and buildings on operating leases, less
     accumulated depreciation and allowance
     for loss on land                                 $22,514,872    $22,876,012
  Net investment in direct financing leases             5,209,759      5,937,312
  Investment in joint ventures                            688,113        160,395
  Cash and cash equivalents                             1,282,113      1,839,613
  Restricted cash                                         690,885             --
  Receivables, less allowance for doubtful
  accounts of $11,172 and $62,189 respectively             28,037             --
  Prepaid expenses                                          9,341          3,653
  Organization costs, less accumulated
     amortization of $10,000 and $4,411                        --          5,589
  Accrued rental income                                   383,725        230,999
  Other assets                                             59,161         59,044
                                                      -----------    -----------
                                                      $30,866,006    $31,112,617
                                                      ===========    ===========

          LIABILITIES AND PARTNERS' CAPITAL
          ---------------------------------
  Accounts payable                                    $    86,294    $     2,558
  Distributions payable                                   700,000        700,000
  Due to related parties                                   36,737         32,775
  Rents paid in advance                                    13,969          7,351
  Deferred rental income                                   45,151        101,436
                                                      -----------    -----------
             Total liabilities                            882,151        844,120

  Partners' capital                                    29,983,855     30,268,497
                                                      -----------    -----------
                                                      $30,866,006    $31,112,617
                                                      ===========    ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------



                                                                                            Year Ended December 31,
                                                                                  1999                 1998                 1997
                                                                              -----------          -----------          -----------
Revenues:
     Rental income from operating leases                                      $ 2,444,692          $ 2,396,215          $   950,316
     Earned income from direct financing leases                                   626,537              557,070              340,305
     Interest and other income                                                     59,486              144,472              162,621
                                                                              -----------          -----------          -----------
                                                                                3,130,715            3,097,757            1,453,242
                                                                              -----------          -----------          -----------
Expenses:
     General operating and administrative                                         142,554              145,661              123,708
     Professional services                                                         61,288               25,670               20,429
     Management fees to related party                                              30,235               28,038               11,842
     State and other taxes                                                         21,983                8,605                  424
     Depreciation and amortization                                                392,521              374,473              142,079
     Transaction costs                                                             74,734               15,522                   --
                                                                              -----------          -----------          -----------
                                                                                  723,315              597,969              298,482
                                                                              -----------          -----------          -----------
Income Before Equity in Earnings of Joint Ventures,
     Gain on Sale of Land and Building and Provision
     for Loss on Land                                                           2,407,400            2,499,788            1,154,760

Equity in Earnings of Joint Ventures                                               61,656                   --                   --

Gain on Sale of Land and Building                                                  46,300                   --                   --

Provision for Loss on Land                                                             --             (197,466)                  --
                                                                              -----------          -----------          -----------

Net Income                                                                    $ 2,515,356          $ 2,302,322          $ 1,154,760
                                                                              ===========          ===========          ===========
Allocation of Net Income:
     General partners                                                         $    (3,309)         $    (1,582)         $    (1,421)
     Limited partners                                                           2,518,665            2,303,904            1,156,181
                                                                              -----------          -----------          -----------

                                                                              $ 2,515,356          $ 2,302,322          $ 1,154,760
                                                                              ===========          ===========          ===========

Net Income Per Limited Partner Unit                                           $      0.72          $      0.66          $      0.51
                                                                              ===========          ===========          ===========
Weighted Average Number of
     Limited Partner Units Outstanding                                          3,500,000            3,495,278            2,279,801
                                                                              ===========          ===========          ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                  Years Ended December 31, 1999, 1998 and 1997


                                         General Partners                                Limited Partners
                                   -------------------------- ----------------------------------------------------------------------
                                                  Accumulated                                Accumulated Syndication
                                   Contributions   Earnings   Contributions  Distributions    Earnings      Costs          Total
                                   ------------- ------------ -------------  -------------  ------------ -----------    ------------
Balance, December 31, 1996          $  1,000     $      (7)    $  8,421,815  $   (57,846)   $   26,917   $(1,395,666)   $ 6,996,213

 Contributions from limited partners      --            --       25,723,944           --            --            --     25,723,944
 Distributions to limited partners
    ($0.57 per limited partner unit)      --            --               --   (1,310,885)           --            --     (1,310,885)
 Syndication costs                        --            --               --           --            --    (2,717,452)    (2,717,452)
 Net income                               --        (1,421)              --           --     1,156,181            --      1,154,760
                                    --------     ---------     ------------  -----------    ----------   -----------    -----------

Balance, December 31, 1997             1,000        (1,428)      34,145,759   (1,368,731)    1,183,098    (4,113,118)    29,846,580

 Contributions from limited partners      --            --          854,241           --            --            --        854,241
 Distributions to limited partners
    ($0.76 per limited partner unit)      --            --               --   (2,657,764)           --            --     (2,657,764)
 Syndication costs                        --            --               --           --            --       (76,882)       (76,882)
 Net income                               --        (1,582)              --           --     2,303,904            --      2,302,322
                                    --------     ---------     ------------  -----------    ----------   -----------    -----------

Balance, December 31, 1998             1,000        (3,010)      35,000,000   (4,026,495)    3,487,002    (4,190,000)    30,268,497

 Distributions to limited partners
   ($0.80 per limited partner unit)       --            --               --   (2,799,998)           --            --     (2,799,998)
 Net income                               --        (3,309)              --           --     2,518,665            --      2,515,356
                                    --------     ---------     ------------  -----------    ----------   -----------    -----------

Balance, December 31, 1999          $  1,000     $  (6,319)    $ 35,000,000  $(6,826,493)   $6,005,667   $(4,190,000)   $29,983,855
                                    ========     =========     ============  ===========    ==========   ===========    ===========



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                           Year Ended December 31,
                                                                                 1999                 1998                 1997
                                                                             ------------         ------------         ------------
Increase (Decrease) in Cash and Cash Equivalents:
       Cash Flows from Operating Activities:
           Cash received from tenants                                        $  2,930,415         $  2,884,620         $  1,353,968
           Distributions from joint ventures                                       60,076                5,630                   --
           Interest received                                                       53,448              141,408              161,826
           Cash paid for expenses                                                (246,899)            (199,920)            (154,038)
                                                                             ------------         ------------         ------------
               Net cash provided by operating activities                        2,797,040            2,831,738            1,361,756
                                                                             ------------         ------------         ------------

       Cash Flows from Investing Activities:
           Proceeds from sale of land and building                                688,997                   --                   --
           Additions to land and buildings on operating
             leases                                                               (25,792)          (3,134,046)         (18,581,999)
           Investment in direct financing leases                                       --              (12,945)          (5,962,087)
           Investment in joint ventures                                          (526,138)            (166,025)                  --
           Other                                                                     (117)                  --                  107
           Increase in restricted cash                                           (688,997)                  --                   --
                                                                             ------------         ------------         ------------
               Net cash used in investing activities                             (552,047)          (3,313,016)         (24,543,979)
                                                                             ------------         ------------         ------------

       Cash Flows from Financing Activities:
           Reimbursement of acquisition and syndication
             costs paid by related parties on behalf
             of the Partnership                                                    (2,495)             (37,135)            (396,548)
           Contributions from limited partners                                         --              854,241           25,723,944
           Distributions to limited partners                                   (2,799,998)          (2,468,400)            (855,957)
           Payment of syndication costs                                                --             (161,142)          (2,450,214)
           Other                                                                       --              (10,000)             (67,000)
                                                                             ------------         ------------         ------------
               Net cash provided by (used in) financing
                  activities                                                   (2,802,493)          (1,822,436)          21,954,225
                                                                             ------------         ------------         ------------

Net Decrease in Cash and Cash Equivalents                                        (557,500)          (2,303,714)          (1,227,998)

Cash and Cash Equivalents at Beginning of Year                                  1,839,613            4,143,327            5,371,325
                                                                             ------------         ------------         ------------
Cash and Cash Equivalents at End of Year                                     $  1,282,113         $  1,839,613         $  4,143,327
                                                                             ============         ============         ============



                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------



                                                                                                  Year Ended December 31,
                                                                                           1999            1998            1997
                                                                                        -----------     -----------     -----------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities
       Net income                                                                       $ 2,515,356     $ 2,302,322     $ 1,154,760
                                                                                        -----------     -----------     -----------
       Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                                 386,932         372,473         140,079
               Amortization                                                                   5,589           2,000           2,000
               Equity in earnings of joint ventures net
                  of distributions                                                           (1,580)          5,630              --
               Provision for loss on land                                                        --         197,466              --
               Decrease in net investment in direct
                  financing leases                                                           38,556          81,211          28,084
               Decrease (Increase) in receivables                                           (29,925)         68,000         (66,771)
               Increase in prepaid expenses                                                  (5,688)         (3,653)             --
               Increase in accrued rental income                                           (152,726)       (119,132)       (128,079)
               Increase in accounts payable                                                  83,736           2,102             398
               Increase in due to related parties, excluding
                 acquisition and syndication costs paid on
                 behalf of the Partnership                                                    6,457          27,257           2,202
               Increase (decrease) in rents paid in
                 advance                                                                      6,618         (20,926)         28,277
               Increase (decrease) in deferred rental income                                (56,285)        (83,012)        200,806
                                                                                        -----------     -----------     -----------
                      Total adjustments                                                     281,684         529,416         206,996
                                                                                        -----------     -----------     -----------

Net Cash Provided by Operating Activities                                               $ 2,797,040     $ 2,831,738     $ 1,361,756
                                                                                        ===========     ===========     ===========

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

       Related parties paid certain acquisition and
           syndication costs on behalf of the Partnership as follows:
               Acquisition costs                                                        $        --     $    35,842     $   134,138
               Syndication costs                                                                 --              --         211,216
                                                                                        -----------     -----------     -----------
                                                                                        $        --     $    35,842     $   345,354
                                                                                        ===========     ===========     ===========

       Distributions declared and unpaid at December 31                                 $   700,000     $   700,000     $   510,636
                                                                                        ===========     ===========     ===========


                 See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998, and 1997


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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the direct financing or operating methods. Such methods are described below:

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

                           CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------
          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

     Investment in Joint Ventures - The Partnership's investments in Columbus
     ----------------------------
     Joint Venture and CNL Portsmouth Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------

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

     Organization Costs - Prior to January 1, 1999, organization costs were
     ------------------
     being amortized over five years using the straight-line method. Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adaption of this statement did not have a material effect of the Partnership's financial position or results of operations.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 7).

     Rents Paid in Advance - Rents paid in advance by lessees for future periods
     ---------------------
     are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned. Rents paid in advance include "interim rent" payments required to be paid under the terms of certain leases for construction properties equal to a pre-determined rate times the amount funded by the Partnership during the period commencing with the effective date of the lease to the date minimum annual rent becomes payable. Once minimum annual rent becomes payable, the "interim rent" payments are amortized and recorded as income either (i) over the lease term so as to produce a constant periodic rate

                          CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------

     of return for leases accounted for using the direct financing method, or
     (ii) over the lease term using the straight-line method for leases accounted for using the operating method, whichever is applicable.

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

2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the Partnership's leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases. The leases have initial terms of 15 to 20 years and the majority of the leases provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow the tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:


                                                   1999                       1998
                                               ------------               ------------
     Land                                      $ 12,008,124               $ 11,982,332
     Buildings                                   11,603,999                 11,603,999
                                               ------------               ------------
                                                 23,612,123                 23,586,331
     Less accumulated depreciation                 (899,785)                  (512,853)
                                               ------------               ------------
                                                 22,712,338                 23,073,478
     Less allowance for loss on
         land                                      (197,466)                  (197,466)
                                               ------------               ------------

                                               $ 22,514,872               $ 22,876,012
                                               ============               ============

     During the year ended December 31, 1998, the Partnership established an allowance for loss on land of $197,466, relating to the property located in Minnetonka, Minnesota. The tenant of this property declared bankruptcy in October 1998 and rejected the lease relating to the property. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the estimated net realizable value for this property.

     In December 1999, the Partnership sold its property in Atlanta, Georgia, to a third party and received net sales proceeds of $688,997, resulting in a gain of $46,300 for financial reporting purposes. This property was originally acquired by the Partnership in 1997 at a cost of approximately $617,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for a total of approximately $71,400 in excess of its original purchase price.

     Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $196,020, $209,725, and $128,079, respectively, of such rental income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997

3.         Land and Buildings on Operating Leases:
           --------------------------------------

     The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 1999:


     2000                                                     $ 2,228,238
     2001                                                       2,229,765
     2002                                                       2,307,926
     2003                                                       2,370,623
     2004                                                       2,382,226
     Thereafter                                                24,331,118
                                                              -----------
                                                              $35,849,896
                                                              ===========

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales.


4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:


                                                        1999                     1998
                                                    -----------              -----------
          Minimum lease payments
             receivable                             $10,184,633              $12,564,207
          Estimated residual values                   1,420,667                1,420,667
          Less unearned income                       (6,395,541)              (8,047,562)
                                                    -----------              -----------

          Net investment in direct
               financing leases                     $ 5,209,759              $ 5,937,312
                                                    ===========              ===========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997

4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:


            2000                                               $   607,820
            2001                                                   607,820
            2002                                                   613,824
            2003                                                   622,228
            2004                                                   622,228
            Thereafter                                           7,110,713
                                                               -----------
                                                               $10,184,633
                                                               ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.   Investment in Joint Ventures:
     ----------------------------

     In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the general partners, to own and lease one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Venture - Continued:
     ---------------------------

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. During 1999 and 1998, the Partnership contributed $195,700 and $166,025, respectively, to purchase land and pay construction costs relating to the Property owned by the joint venture. As of December 31, 1999, the Partnership had a 39.93% interest in the profits and losses of the joint venture.

     The following presents the combined, condensed financial information for the joint ventures at December 31:


                                                      1999             1998
                                                   ----------       ---------
           Land and buildings under an
               operating leases and
               construction in progress, less
           accumulated depreciation                $1,142,511       $ 875,700
           Net investment in direct financing
              lease                                   320,961              --
           Accrued rental income                       19,219              --
           Cash                                         7,969           3,935
           Receivables                                    851              --
           Prepaid expenses                               483              --
           Liabilities                                 21,233         477,945
           Partners' capital                        1,470,761         401,690
           Revenue                                    151,716              --
           Net income                                 131,214              --


     During the year ended December 31, 1999, the Partnership recognized income totaling $61,656 from these joint ventures. As of December 31, 1998, the property owned by Columbus Joint Venture was not operational.

6.   Restricted Cash:
     ---------------

     As of December 31, 1999, the net sales proceeds of $688,997 from the sale of the property in Atlanta, Georgia, plus accrued interest of $1,888, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


7.   Syndication Costs:
     -----------------

     Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $76,882 and $2,717,452 for the years ended December 31, 1998 and 1997, respectively. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. No such charges were incurred during the year ended December 31, 1999.

8.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


8.   Allocations and Distributions - Continued:
     -----------------------------
     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $2,799,998, $2,657,764 and $1,310,885, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                                  1999                 1998                 1997
                                                                              -----------          -----------          -----------
Net income for financial reporting purposes                                   $ 2,515,356          $ 2,302,322          $ 1,154,760

Depreciation for tax reporting purposes in excess of
   depreciation for financial reporting purposes                                  (21,493)             (33,436)             (45,009)

Allowance for loss on land                                                             --              197,466                   --

Direct financing leases recorded as operating
   leases for tax reporting purposes                                               84,855               81,211               28,084

Capitalization of transaction costs for tax reporting
   purposes                                                                        74,734               15,522                   --

Equity in earnings of joint venture for tax
   reporting purposes in exxcess (less than) equity
   in earnings of joint venture for financial reporting
   purposes                                                                        (8,745)               7,168                   --

Accrued rental income                                                            (196,020)            (209,725)            (128,079)

Deferred rental income                                                            (12,990)             (73,028)             281,415

Rents paid in advance                                                               6,618              (20,926)              27,277

Allowance for doubtful accounts                                                   (51,017)              62,155                   34

Gain on sale of land and buildings for financial
   reporting purposes less than gain on sale
   for tax reporting purposes                                                      33,870                   --                   --

Amortization for financial reporting purposes
   less than amortization for tax reporting
   purposes                                                                        (3,108)              (3,984)                (732)

Other                                                                                (540)                  --                   --
                                                                              -----------          -----------          -----------
Net income for federal income tax purposes                                    $ 2,421,520          $ 2,324,745          $ 1,317,750
                                                                              ===========          ===========          ===========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


10.  Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc., ("APF") effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     CNL Securities Corp. was entitled to receive selling commissions amounting to 8.5% of the total amount raised from the sale of units of limited partnership interest for services in connection with the formation of the Partnership and the offering of units, a substantial portion of which was paid as commissions to other broker-dealers. For the years ended December 31, 1998 and 1997, the Partnership incurred $72,611 and $2,186,535, respectively, of which $67,539 and $2,050,986, respectively, was reallowed to other broker-dealers. No such fees were incurred during 1999.

     In addition, CNL Securities Corp. was entitled to receive a due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of units of limited partnership interest, a portion of which was reallowed to other broker-dealers and from which all due diligence expenses were paid. For the years ended December 31, 1998 and 1997, the Partnership incurred $4,271 and $128,620, respectively, of such fees. The majority of these fees were reallowed to other broker-dealers for payment of bona fide due diligence expenses.

     CNL Fund Advisors, Inc. was entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the total amount raised from the sale of units of limited partnership interest. For the years ended December 31, 1998 and 1997, the Partnership incurred $38,441 and $1,157,577, respectively, of such fees. Such fees are included in land and buildings, net investment in direct financing leases, investment in joint ventures and other assets.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


10.  Related Party Transactions - Continued:
     --------------------------

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith , the Partnership agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. For the years ended December 31, 1999, 1998, and 1997, the Partnership incurred $30,235, $28,038, and $11,842, respectively, for such management fees.

     The Advisor is also entitle to receive a deferred, subordinated real estate disposition fee, payable upon the sale of properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return, plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis including services relating to the proposed and terminated merger as described in
     Note 12. The expenses incurred for these services were classified as follows for the years ended December 31:


                                              1999          1998          1997
                                            --------      --------      --------
        General operating and
             administrative expenses        $ 82,382      $104,709      $ 98,207
        Syndication costs                         --            --       212,279
                                            --------      --------      --------
                                            $ 82,382      $104,709      $310,486
                                            ========      ========      ========

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


10.  Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:


                                                        1999            1998
                                                      -------         -------
Due to the Advisor and its
   affiliates:
     Expenditures incurred on
        behalf of the Partnership                     $ 8,814         $13,698
     Accounting and
        administrative services                        14,512           9,608
     Management fees                                    4,515           2,379
     Other                                              8,896           7,090
                                                      -------         -------
                                                      $36,737         $32,775
                                                      =======         =======

11.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:


                                             1999           1998           1997
                                          ---------      ---------      --------
         Golden Corral Corp.              $ 657,612      $ 626,564      $241,395
         Jack in the Box, Inc.
            (formerly Foodmaker, Inc.)      509,456        509,456       240,261
         IHOP Properties, Inc.                  N/A            N/A       152,343
         Tiffany, L.L.C                         N/A            N/A       154,153
         Platinum Rotisserie, L.L.C             N/A            N/A       133,591

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


11.  Concentration of Credit Risk - Continued:
     ----------------------------

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:


                                              1999          1998          1997
                                            --------      --------      --------
        Golden Corral                       $908,481      $784,292      $395,548
        Jack in the Box                      509,456       509,456       240,261
        Boston Market                        350,901       455,118       231,489
        IHOP                                     N/A           N/A       152,343
        Platinum Rotisserie, L.L.C               N/A           N/A           N/A
        Tiffany, L.L.C                           N/A           N/A           N/A

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Partnership's total rental, earned income and interest income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

     In 1998, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., the tenants of three of the Boston Market properties filed for bankruptcy and rejected the lease relating to one property. The Partnership will not recognize any rental income relating to this property until a new tenant for the property is located, or until the property is sold and the proceeds from such a sale are reinvested in an additional property. While the tenants have not rejected or affirmed the remaining two leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the one lease that was rejected, and the possible rejection of the remaining two leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The general partners are currently seeking either a new tenant or purchaser for the one rejected Property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


12.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Subsequent to entering into the Merger agreement, the general partners received a number of comments from brokers who sold the Partnership's units concerning the loss of passive income treatment in the event the Partnership merged with APF. On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore in June 1999, APF entered into a termination agreement with the general partners of the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL

Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11. Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.


                                                                  Amount and Nature of
     Title of Class                  Name of Partner              Beneficial Ownership     Percent of Class
--------------------------         -------------------            --------------------     -----------------
General Partnership Interests      James M. Seneff, Jr.                                              45%
                                   Robert A. Bourne                                                  45%
                                   CNL Realty Corporation                                            10%
                                                                                           --------------
                                                                                                    100%
                                                                                           ==============

Limited Partnership Interest       James M. Seneff, Jr.               2,500 Units                  0.07%
                                   Robert A. Bourne                   2,500 Units                  0.07%
                                                                                           --------------
                                                                                                   0.14%
                                                                                           ==============


     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13. Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.


                                                                                                     Amount Incurred
         Type of Compensation                                                                          For the Year
            and Recipient                             Method of Computation                      Ended December 31, 1999
---------------------------------------    ---------------------------------------------   -------------------------------------
Reimbursement    to   affiliates   for     Operating  expenses  are  reimbursed  at the    Operating   expenses   incurred   on
operating expenses                         lower   of  cost  or  90   percent   of  the    behalf of the Partnership:  $88,400
                                           prevailing   rate   at   which    comparable
                                           services could have been obtained
                                           in the Accounting and
                                           administra-tive same geographic
                                           area. Affiliates of the services:
                                           $82,382 General Partners from time
                                           to time incur certain operating
                                           expenses on behalf of the
                                           Partnership for which the
                                           Partnership reimburses the
                                           affiliates without interest.

Annual management fee to affiliates        One percent of the sum of gross                 $30,235
                                           revenues (excluding noncash lease
                                           accounting adjustments) from
                                           Properties wholly owned by the
                                           Partnership plus the Partnership's
                                           allocable share of gross revenues of
                                           joint ventures in which the
                                           Partnership is a co-venturer. The
                                           management fee, which will not exceed
                                           competitive fees for comparable
                                           services in the same geographic area,
                                           may or may not be taken, in whole or
                                           in part as to any year, in the sole
                                           discretion of the affiliates. All or
                                           any portion of the management fee not
                                           taken as to any fiscal year shall be
                                           deferred without interest and may be
                                           taken in such other fiscal year as
                                           the affiliates shall determine.


                                                                                                     Amount Incurred
         Type of Compensation                                                                          For the Year
            and Recipient                             Method of Computation                      Ended December 31, 1999
---------------------------------------    ---------------------------------------------   -------------------------------------
Deferred,   subordinated  real  estate     A deferred, subordinated real estate            $-0-
disposition fee payable to the affiliates  disposition fee, payable upon sale of one or more Properties, in an amount
                                           equal to the lesser of (i) one-half
                                           of a competitive real estate
                                           commission, or (ii) three percent of
                                           the sales price of such Property or
                                           Properties. Payment of such fee shall
                                           be made only if the Affiliates
                                           provides a substantial amount of
                                           services in connection with the sale
                                           of a Property or Properties and shall
                                           be subordinated to certain minimum
                                           returns to the limited partners.

General      Partners'       deferred,     A deferred, subordinated share equal            $-0-
subordinated  share of Partnership net     to five percent of Partnership
cash flow                                  distributions of net cash flow,
                                           subordinated to certain minimum
                                           returns to the Limited Partners.



General      Partners'       deferred,     A deferred, subordinated share equal            $-0-
subordinated  share of Partnership net     to five percent of Partnership
sales  proceeds  from a sale or  sales     distributions of such net sales
not in liquidation of the Partnership      proceeds, subordinated to certain
                                           minimum returns to the Limited
                                           Partners.

General     Partners'     share     of     Distributions of net sales proceeds             $-0-
Partnership  net sales proceeds from a     from a sale or sales of substantially
sale or  sales in  liquidation  of the     all of the Partnership's assets will
Partnership                                be distributed in the following order
                                           or priority: (i) first, to pay all
                                           debts and liabilities of the
                                           Partnership and to establish
                                           reserves; (ii) second, to Partners
                                           with positive capital account
                                           balances, determined after the
                                           allocation of net income, net loss,
                                           gain and loss, in proportion to such
                                           balances, up to amounts sufficient to
                                           reduce such balances to zero; and
                                           (iii) thereafter, 95% to the Limited
                                           Partners and 5% to the General
                                           Partners.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.   Financial Statements

               Report of Independent Certified Public Accountants

               Balance Sheets at December 31, 1999 and 1998

               Statements of Income for the years ended December 31, 1999, 1998, and 1997

               Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

               Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

               Notes to Financial Statements

     2.   Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

               Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

               Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

             27         Financial Data Schedule (Filed herewith.)

           (b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.


**   previously filed

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.

                                        CNL INCOME FUND XVIII, LTD.

                                        By:       CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  --------------------
                                                  ROBERT A. BOURNE, President


                                        By:       ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  --------------------
                                                  ROBERT A. BOURNE


                                        By:       JAMES M. SENEFF, JR.
                                                  General Partner

                                                  /s/ James M. Seneff, Jr.
                                                  ------------------------
                                                  JAMES M. SENEFF, JR.

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



     Signature                                      Title                                    Date
     ---------                                      -----                                    ----
/s/ Robert A. Bourne                President,  Treasurer and Director (Principal       March 28, 2000
-----------------------
Robert A. Bourne                    Financial and Accounting Officer)

/s/ James M. Seneff, Jr.            Chief   Executive    Officer   and   Director       March 28, 2000
------------------------
James M. Seneff, Jr.                (Principal Executive Officer)

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998, and 1997



                                                                Additions                            Deductions
                                                  --------------------------------------      -----------------------
                                                                                               Collected
                                                                                                or Deter-
                                      Balance at   Charged to  Charged to      Deemed            mined to    Balance
                                      Beginning    Costs and     Other         Uncollec-         be Col-      at End
Year            Description           of Year       Expenses   Accounts          tible          lectible     of Year
----          ----------------       -----------  ----------   ----------      ---------       ---------    ---------
1997          Allowance for
                 doubtful
                 accounts (a)        $       --   $       --   $       35(b)   $       --(c)   $    --      $    35
                                     ==========   ==========   ==========      ==========      =======      =======

1998          Allowance for
                 doubtful
                 accounts (a)        $       35   $       --   $   70,921(b)   $       --(c)   $ 8,767      $62,189
                                     ==========   ==========   ==========      ==========      =======      =======

1999          Allowance for
                 doubtful
                 accounts (a)        $   62,189   $       --   $    6,392(b)   $    9,987(c)   $47,422      $11,172
                                     ==========   ==========   ==========      ==========      =======      =======


(a)  Deducted from receivables on the balance sheet.

(b)  Reduction of rental and other income.

(c)  Amounts written off as uncollectible.

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999


                                                                                                            Costs Capitalized
                                                                                                              Subsequent To
                                                                                   Initial Cost                Acquisition
                                                                          -----------------------------  ------------------------
                                                            Encum-                        Buildings and   Improve-      Carrying
                                                           brances            Land         Improvements     ments         Costs
                                                        ------------      -------------   -------------  ------------   ---------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Arby's Restaurant:
       Lexington, North Carolina                               --       $   210,977                --                --           --

     Bennigan's Restaurant:
       Sunrise, Florida                                        --         1,147,705           925,087                --           --

     Boston Market Restaurants:
       Raleigh, North Carolina                                 --           702,215           599,388                --           --
       Timonium, Maryland                                      --           769,653                --           429,774           --
       San Antonio, Texas                                      --           677,584                --           223,333           --
       Minnetonka, Minnesota (i)                               --           574,766                --            25,792 (h)       --

     Burger King Restaurant:
       Kinston, North Carolina                                 --           262,498           663,421                --           --

     Chevy's Fresh Mex Restaurant:
       Mesa, Arizona                                           --         1,029,236         1,598,376                --           --

     Golden Corral Family
       Steakhouse Restaurants:
           Houston, Texas                                      --           889,003                --           844,282           --
           Stow, Ohio                                          --           489,799                --                --           --
           Galveston, Texas                                    --           687,946                --           836,386           --
           Elizabethtown, Kentucky                             --           488,945                --         1,045,207           --
           Destin, Florida                                     --           565,354                --         1,022,196           --

     Ground Round Restaurant:
       Rochester, New York                                     --           525,891           582,882                --           --

     IHOP Restaurant:
       Santa Rosa, California                                  --           501,216                --                --           --

     Jack in the Box Restaurants:
       Centerville, Texas                                      --           261,913                --           543,079           --
       Echo Park, California                                   --           674,647                --           659,358           --
       Henderson, Nevada                                       --           522,741                --           608,548           --
       Houston, Texas                                          --           778,706                --           589,840           --

     Wendy's Restaurant:
       Sparta, Tennessee                                       --           221,537                --           432,842           --
                                                                        -----------       -----------       -----------       ------

                                                                        $11,982,332       $ 4,369,154       $ 7,260,637       $   --
                                                                        ===========       ===========       ===========       ======

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1999


                                           Gross Amount at Which                                                 Life on Which
                                       Carried at Close of Period (c)                                           Depreciation in
                               ----------------------------------------------                 Date               Latest Income
                                                Buildings and                  Accumulated   of Con-     Date      Statement
                                   Land         Improvements       Total       Depreciation  struction Acquired   is Computed
                               -------------    -------------  --------------  ------------  --------  ---------  ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Arby's Restaurant:
       Lexington, North Carolina   $210,977               (f)       $210,977             -    1997      07/97        (d)
     Bennigan's Restaurant:
       Sunrise, Florida           1,147,705          925,087       2,072,792        47,522    1982      06/98        (b)

     Boston Market Restaurants:
       Raleigh, North Carolina      702,215          599,388       1,301,603        58,677    1994      01/97        (b)
       Timonium, Maryland           769,653          429,774       1,199,427        35,310    1997      05/97        (b)
       San Antonio, Texas           677,584          223,333         900,917        17,612    1997      04/97        (b)
       Minnetonka, Minnesota (i)    600,558 (h)           (f)        600,558             -    1997      04/97        (d)

     Burger King Restaurant:
       Kinston, North Carolina      262,498          663,421         925,919        66,542    1994      12/96        (b)

     Chevy's Fresh Mex Restaurant:
       Mesa, Arizona              1,029,236        1,598,376       2,627,612       106,666    1994      12/97        (b)

     Golden Corral Family
       Steakhouse Restaurants:
           Houston, Texas           889,003          844,282       1,733,285        77,374    1997      12/96        (b)
           Stow, Ohio               489,799               (f)        489,799             -    1997      04/97        (d)
           Galveston, Texas         687,946          836,386       1,524,332        72,994    1997      01/97        (b)
           Elizabethtown, Kentucky  488,945        1,045,207       1,534,152        76,493    1997      05/97        (b)
           Destin, Florida          565,354        1,022,196       1,587,550        64,704    1998      09/97        (b)

     Ground Round Restaurant:
       Rochester, New York          525,891          582,882       1,108,773        42,702    1981      10/97        (b)

     IHOP Restaurant:
       Santa Rosa, California       501,216               (f)        501,216             -    1997      05/97        (d)

     Jack in the Box Restaurants:
       Centerville, Texas           261,913          543,079         804,992        48,849    1997      01/97        (b)
       Echo Park, California        674,647          659,358       1,334,005        55,174    1997      01/97        (b)
       Henderson, Nevada            522,741          608,548       1,131,289        50,701    1997      01/97        (b)
       Houston, Texas               778,706          589,840       1,368,546        44,664    1997      05/97        (b)

     Wendy's Restaurant:
       Sparta, Tennessee            221,537          432,842         654,379        33,801    1997      04/97        (b)
                               -------------    -------------  --------------  ------------

                                $12,008,124      $11,603,999     $23,612,123      $899,785
                               =============    =============  ==============  ============

                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1999



                                                                                  Costs Capitalized
                                                                                     Subsequent To
                                                               Initial Cost           Acquisition
                                                 -----------------------------  ------------------------
                                 Encum-                          Buildings and   Improve-      Carrying
                                 brances             Land         Improvements     ments        Costs
                               ------------      -------------   -------------  ------------   ---------
Properties the Partnership
    Invested in Under
    Direct Financing Leases:

     Arby's Restaurant:
         Lexington, North Carolina  -                       -        $459,004             -           -

     Golden Corral Family
         Steakhouse Restaurant:
             Stow, Ohio             -                       -       1,280,986             -           -

     IHOP Restaurants:
         Bridgeview, Illinois       -                 354,227       1,151,199             -           -
         Santa Rosa, California     -                       -         859,306             -           -

     On the Border Restaurant:
         San Antonio, Texas         -                       -               -     1,288,148           -
                                                 -------------   -------------  ------------   ---------
                                    -                $354,227      $3,750,495    $1,288,148           -
                                                 =============   =============  ============   =========

Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

     Arby's Restaurant:
       Columbus, Ohio               -                $407,096               -      $498,684           -
                                                 =============   =============  ============   =========

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under an Operating Lease:

     Taco Bell Restaurant
       Portsmouth, Virginia         -                $254,046               -             -           -
                                                 =============   =============  ============   =========

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under a Direct Financing Lease:

     Taco Bell Restaurant
       Portsmouth, Virginia         -                       -        $323,725             -           -
                                                 =============   =============  ============   =========



                          CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1999




                                              Gross Amount at Which                                                 Life on Which
                                           Carried at Close of Period (c)                                          Depreciation in
                               ----------------------------------------------                 Date                  Latest Income
                                                Buildings and                  Accumulated   of Con-     Date         Statement
                                   Land         Improvements       Total       Depreciation  struction Acquired      Is Computed
                               -------------    -------------  --------------  ------------  --------  ---------  -----------------
Properties the Partnership
    Invested in Under
    Direct Financing Leases:

     Arby's Restaurant:
         Lexington, North Carolina        -               (f)             (f)           (d)   1997      07/97         (d)

     Golden Corral Family
         Steakhouse Restaurant:
             Stow, Ohio                   -               (f)             (f)           (d)   1997      04/97         (d)

     IHOP Restaurants:
         Bridgeview, Illinois            (f)              (f)             (f)           (d)   1972      07/97         (e)
         Santa Rosa, California           -               (f)             (f)           (d)   1994      05/97         (d)

     On the Border Restaurant:
         San Antonio, Texas               -               (f)             (f)           (d)   1997      04/97         (d)



Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

     Arby's Restaurant:
       Columbus, Ohio              $407,096         $498,684        $905,780       $17,315    1998      08/98         (b)
                               =============    =============  ==============  ============

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under an Operating Lease:

     Taco Bell Restaurant
       Portsmouth, Virginia        $254,046               (g)       $254,046            (d)   1997      02/99         (d)
                               =============                   ==============

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under a Direct Financing Lease:

     Taco Bell Restaurant
       Portsmouth, Virginia              (g)              (g)             (g)           (d)   1997      02/99         (d)

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997 are summarized as follows:


                                                                                                                        Accumulated
                                                                                                     Cost               Depreciation
                                                                                                 -----------             -----------
Properties the Partnership has Invested in Under
   Operating Leases:

     Balance, December 31, 1996                                                                  $ 1,531,069             $       301
     Acquisitions                                                                                 19,920,373                      --
     Depreciation expense                                                                                 --                 140,079
                                                                                                 -----------             -----------

     Balance, December 31, 1997                                                                   21,451,442                 140,380
     Acquisitions                                                                                  2,134,889                      --
     Depreciation expense (i)                                                                             --                 372,473
                                                                                                 -----------             -----------

     Balance, December 31, 1998                                                                   23,586,331                 512,853
     Acquisitions                                                                                     25,792                      --
     Depreciation expense (i)                                                                             --                 386,932
                                                                                                 -----------             -----------

     Balance, December 31, 1999                                                                  $23,612,123             $   899,785
                                                                                                 ===========             ===========

Property of Joint Venture in Which the Partnership has a 39.93% Interest and has Invested in Under an Operating Lease:

     Balance, December 31, 1997                                                                  $        --             $        --
     Acquisitions                                                                                    875,700                      --
     Depreciation expense                                                                                 --                      --
                                                                                                 -----------             -----------

     Balance, December 31, 1998                                                                      875,700                      --
     Acquisitions                                                                                     30,080                      --
     Depreciation expense                                                                                 --                  17,315
                                                                                                 -----------             -----------

     Balance, December 31, 1999                                                                  $   905,780             $    17,315
                                                                                                 ===========             ===========

Property of Joint Venture in Which the Partnership has a 57.20% Interest and has Invested in Under an Operating Lease:

     Balance, December 31, 1998                                                                  $        --             $        --
     Acquisitions                                                                                    254,046                      --
     Depreciation expense (d)                                                                             --                      --
                                                                                                 -----------             -----------

     Balance, December 31, 1999                                                                  $   254,046             $        --
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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1999



(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and the joint ventures for federal income tax purposes was $26,932,200 and $1,481,551, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. Accordingly costs relating to this component of this lease are not shown.

(h) Amount represents site improvements and is included in total land value for this Property.

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land in the amount of $197,466 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment at December 31, 1998, represents the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land. No additional impairment was recorded for the year ended December 31, 1999.

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

       **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XVIII, Ltd. (Filed as Exhibit 3.2 to Registrant's Registration Statement on Form S-11 No. 33-90998-01, incorporated herein by reference.)

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

       **8.1 Opinion of Baker & Hostetler regarding certain material tax issues relating to CNL Income Fund XVIII, Ltd. (Filed as
                     Exhibit 8.2 to Amendment No. Three to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

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


**   previously filed