Form 10-Q
period 2000-03-31
CNL INCOME FUND XVIII LTD
filed 2000-05-12
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                             59-3295394
-----------------------------------------          -----------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                  32801
-----------------------------------------          -----------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                                   -----------------------------


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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk

Part II

   Other Information

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,             December 31,
                                                                             2000                    1999
                                                                       ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $996,485 and
       $899,785,  respectively,  and allowance for loss on land
       of $197,466, in 2000 and 1999                                        $ 22,418,172            $ 22,514,872
   Net investment in direct financing leases                                   5,188,275               5,209,759
   Investment in joint ventures                                                  688,765                 688,113
   Cash and cash equivalents                                                   1,289,090               1,282,113
   Restricted cash                                                               697,774                 690,885
   Receivables, less allowance for doubtful
       accounts of $1,618 and $11,172, respectively                                3,749                  28,037
   Prepaid expenses                                                                5,009                   9,341
   Accrued rental income                                                         426,387                 383,725
   Other assets                                                                   59,161                  59,161
                                                                       ------------------      ------------------

                                                                            $ 30,776,382            $ 30,866,006
                                                                       ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                         $     41,751            $     86,294
   Accrued real estate taxes payable                                               1,244                      --
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         69,075                  36,737
   Rents paid in advance                                                          45,563                  13,969
   Deferred rental income                                                         32,303                  45,151
                                                                       ------------------      ------------------
       Total liabilities                                                         889,936                 882,151

   Partners' capital                                                          29,886,446              29,983,855
                                                                       ------------------      ------------------

                                                                            $ 30,776,382            $ 30,866,006
                                                                       ==================      ==================




See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 608,345         $ 612,321
    Earned income from direct financing leases                                    130,472           148,801
    Interest and other income                                                      21,574            14,939
                                                                           ---------------    --------------
                                                                                  760,391           776,061
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           33,921            36,076
    Professional services                                                          10,234             9,980
    Management fees to related party                                                7,254             7,337
    Real estate taxes                                                               1,244                --
    State and other taxes                                                          17,604            14,139
    Depreciation and amortization                                                  96,700           102,420
    Transaction costs                                                               7,380            31,624
                                                                           ---------------    --------------
                                                                                  174,337           201,576
                                                                           ---------------    --------------

Income Before Equity in Earnings of Unconsolidated Joint
    Ventures                                                                      586,054           574,485

Equity in Earnings of Unconsolidated Joint Ventures                                16,537             9,027
                                                                           ---------------    --------------

Net Income                                                                      $ 602,591         $ 583,512
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                             $   (967 )       $  (1,024 )
    Limited partners                                                              603,558           584,536
                                                                           ---------------    --------------

                                                                                $ 602,591         $ 583,512
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,500,000
                                                                           ===============    ==============



See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2000                  1999
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                          $    (5,319 )          $   (2,010 )
    Net income                                                                        (967 )              (3,309 )
                                                                        -------------------    ------------------
                                                                                    (6,286 )              (5,319 )
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           29,989,174            30,270,507
    Net income                                                                     603,558             2,518,665
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)
                                                                                  (700,000 )          (2,799,998 )
                                                                        -------------------    ------------------
                                                                                29,892,732            29,989,174
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 29,886,446          $ 29,983,855
                                                                        ===================    ==================



See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                           ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                              $   706,977            $ 713,825
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                                     --          (509,750 )
       Other                                                                           --              (117 )
                                                                           ---------------    --------------
          Net cash used in investing activities                                        --          (509,867 )
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition costs paid by related
           parties on behalf of the Partnership                                        --            (2,596 )
       Distributions to limited partners                                         (700,000 )        (700,000 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (700,000 )        (702,596 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                                    6,977          (498,638 )

Cash and Cash Equivalents at Beginning of Quarter                               1,282,113         1,839,613
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                    $1,289,090        $1,340,975
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter
                                                                                $ 700,000         $ 700,000
                                                                           ===============    ==============



See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Restricted Cash:

         As of March 31, 2000, the net sales proceeds of $688,997 from the 1999 sale of the property in Atlanta, Georgia, plus accrued interest of $8,777, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to pay liabilities of the Partnership, to reinvest in an additional property or to distribute to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 24 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $706,977 and $713,825 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 2000, the Partnership had $1,289,090 invested in such short-term investments, as compared to $1,282,113 at December 31, 1999. The funds remaining at March 31, 2000, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to limited partners of $700,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $889,936 and $882,151 at March 31, 2000 and December 31, 1999,
respectively. The general partners believe the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 23 wholly owned Properties (including one Property which was sold in December 1999), and during the quarter ended March 31, 2000, the Partnership owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $738,817 and $761,122, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the sale of the Partnership's Property in Atlanta, Georgia in December 1999. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, to reinvest in an additional Property or to distribute to the limited partners.

         During the quarters ended March 31, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $16,537 and $9,027, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures for the quarter ended March 31, 2000, is primarily due to the fact that in February 1999, the Partnership invested in Portsmouth Joint Venture.

         Operating expenses, including depreciation and amortization expense, were $174,337 and $201,576 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in operating expenses was primarily due to the fact that the Partnership incurred $7,380 and $31,624 during the quarters ended March 31, 2000 and 1999, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger with CNL American Properties Fund, Inc. ("APF"). On June 3, 1999, the general partners, on behalf of the Partnership, and APF agreed that it would be in the best interests of the Partnership, and APF that APF not attempt to acquire the Partnership in the acquisition. Therefore, in June 1999, APF entered into a termination agreement with the general partners of the Partnership. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

              On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

              On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


Item 2.       Changes in Securities.       Inapplicable.

Item 3.       Default upon Senior Securities.   Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders  Inapplicable.

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

                    27           Financial Data Schedule (Filed herewith).

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2000.


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