Form 10-Q
period 2000-06-30
CNL INCOME FUND XVIII LTD
filed 2000-08-14
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                        59-3295394
----------------------------------------          ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801-3336
----------------------------------------          ----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                  ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-10

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                             10

Part II

   Other Information                                                      11-15

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           June 30,              December 31,
                                                                             2000                    1999
                                                                       ------------------      ------------------
                                     ASSETS

   Landand  buildings on operating leases, less accumulated
       depreciation of $1,093,185 and $899,785, respectively,
       and allowance for loss on land of $197,466 in 2000 and 1999          $ 22,321,472            $ 22,514,872
   Net investment in direct financing leases                                   5,166,241               5,209,759
   Investment in joint ventures                                                1,749,177                 688,113
   Cash and cash equivalents                                                     840,078               1,282,113
   Restricted cash                                                                    --                 690,885
   Receivables, less allowance for doubtful
       accounts of $25,468 and $11,172, respectively                               1,753                  28,037
   Prepaid expenses                                                               15,252                   9,341
   Accrued rental income                                                         404,941                 383,725
   Other assets                                                                       --                  59,161
                                                                       ------------------      ------------------

                                                                            $ 30,498,914            $ 30,866,006
                                                                       ==================      ==================

                        LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                         $     41,395            $     86,294
   Accrued and escrowed real estate taxes payable                                 10,890                      --
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         65,562                  36,737
   Rents paid in advance                                                          48,586                  13,969
   Deferred rental income                                                         48,246                  45,151
                                                                       ------------------      ------------------
       Total liabilities                                                         914,679                 882,151

   Partners' capital                                                          29,584,235              29,983,855
                                                                       ------------------      ------------------

                                                                            $ 30,498,914            $ 30,866,006
                                                                       ==================      ==================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                               June 30,                            June 30,
                                                        2000              1999              2000              1999
                                                    -------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                $ 603,820         $ 617,184        $ 1,212,165       $ 1,229,505
    Adjustments to accrued rental income                 (92,314 )              --            (92,314 )              --
    Earned income from direct financing leases           115,994           174,200            246,466           323,001
    Interest and other income                             12,140            61,913             33,714            45,228
                                                    -------------     -------------     --------------    --------------
                                                         639,640           853,297          1,400,031         1,597,734
                                                    -------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                  46,364            35,920             80,285            71,996
    Professional services                                  5,943            11,420             16,177            21,400
    Management fees to related party                       6,995             7,728             14,249            15,065
    Real estate taxes                                      1,420             2,630              2,664             2,630
    State and other taxes                                     --                --             17,604            14,139
    Depreciation and amortization                         96,700            96,701            193,400           199,121
    Transaction costs                                     15,494                --             22,874                --
                                                    -------------     -------------     --------------    --------------
                                                         172,916           154,399            347,253           324,351
                                                    -------------     -------------     --------------    --------------

Income Before Equity in Earnings of
    Unconsolidated Joint Ventures and Lease
    Termination Refund to Tenant                         466,724           698,898          1,052,778         1,273,383

Equity in Earnings of Unconsolidated
    Joint Ventures                                        15,938            19,740             32,475            28,767

Lease Termination Refund to Tenant                       (84,873 )              --            (84,873 )              --
                                                    -------------     -------------     --------------    --------------

Net Income                                             $ 397,789         $ 718,638        $ 1,000,380       $ 1,302,150
                                                    =============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                   $    (967 )       $      46        $    (1,934 )     $      (978 )
    Limited partners                                     398,756           718,592          1,002,314         1,303,128
                                                    -------------     -------------     --------------    --------------

                                                       $ 397,789         $ 718,638        $ 1,000,380       $ 1,302,150
                                                    =============     =============     ==============    ==============

Net Income Per Limited Partner Unit                    $    0.11         $    0.21        $     0.29        $      0.37
                                                    =============     =============     ==============    ==============

Weighted Average Number of Limited
    Partner Units Outstanding                          3,500,000         3,500,000          3,500,000         3,500,000
                                                    =============     =============     ==============    ==============



             See accompany notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                   Six Months Ended           Year Ended
                                                       June 30,              December 31,
                                                         2000                    1999
                                                -----------------------   -------------------

General partners:
    Beginning balance                                     $     (5,319 )         $    (2,010 )
    Net income                                                  (1,934 )              (3,309 )
                                                -----------------------   -------------------
                                                                (7,253 )              (5,319 )
                                                -----------------------   -------------------

Limited partners:
    Beginning balance                                       29,989,174            30,270,507
    Net income                                               1,002,314             2,518,665
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)                  (1,400,000 )          (2,799,998 )
                                                -----------------------   -------------------
                                                            29,591,488            29,989,174
                                                -----------------------   -------------------

Total partners' capital                                  $  29,584,235          $ 29,983,855
                                                =======================   ===================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                           Six Months Ended
                                                                               June 30,
                                                                      2000                 1999
                                                                 ----------------     ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                        $ 1,270,560          $ 1,449,887
                                                                 ----------------     ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                    --              (25,792 )
       Decrease in restricted cash                                       688,997                   --
       Investment in joint ventures                                   (1,001,592 )           (526,138 )
       Investment in other assets                                             --                 (117 )
                                                                 ----------------     ----------------
          Net cash used in investing activities                         (312,595 )           (552,047 )
                                                                 ----------------     ----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition costs paid by related
          parties on behalf of the Partnership                                --               (2,596 )
       Distributions to limited partners                              (1,400,000 )         (1,400,000 )
                                                                 ----------------     ----------------
              Net cash used in financing activities                   (1,400,000 )         (1,402,596 )
                                                                 ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                               (442,035 )           (504,756 )

Cash and Cash Equivalents at Beginning of Period                       1,282,113            1,839,613
                                                                 ----------------     ----------------

Cash and Cash Equivalents at End of Period                            $  840,078          $ 1,334,857
                                                                 ================     ================

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of period             $  700,000          $   699,998
                                                                 ================     ================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Investment in Joint Ventures:

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the Partnership's Property in Atlanta, Georgia, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of June 30, 2000, the Partnership owned a 39.5% interest in the profits and losses of the joint venture.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Investment in Joint Ventures - Continued:

         CNL Portsmouth Joint Venture and Columbus Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:


                                                               June 30,             December 31,
                                                                 2000                   1999
                                                          -------------------    -------------------
         Land and buildings on operating leases, less
              accumulated depreciation                           $ 3,669,792            $ 1,142,511
         Net investment in direct financing lease                    319,206                320,961
         Cash                                                          8,824                  7,969
         Receivables                                                      --                    851
         Accrued rental income                                        28,657                 19,219
         Prepaid expenses                                                314                    483
         Liabilities                                                  20,712                 21,233
         Partners' capital                                         4,006,081              1,470,761
         Revenues                                                     78,616                151,716
         Net income                                                   68,045                131,214

         The Partnership recognized income totaling $32,475 and $28,767 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures, of which $15,938 and $19,740 was earned during the quarters ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 25 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $1,270,560 and $1,449,887 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the Partnership's Property in Atlanta, Georgia which were being held in an interest bearing escrow account, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. As of June 30, 2000, the Partnership owned a 39.5% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 2000, the Partnership had $840,078 invested in such short-term investments, as compared to $1,282,113 at December 31, 1999. The decrease in cash and cash equivalents is due to the Partnership investing in TGIF Pittsburgh Joint Venture in June 2000, as described above. The funds remaining at June 30, 2000 will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, were $914,679 and $882,151 at June 30, 2000 and December 31, 1999, respectively. The increase in liabilities was primarily due to an increase in due to related parties and rents paid in advance at June 30, 2000, as compared to December 31, 1999. The increase in liabilities was partially offset by a decrease in accounts payable at June 30, 2000, as compared to December 31, 1999. Liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents will be paid from future cash from operations or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of approximately $1,400,000 for each of the six months ended June 30, 2000 and 1999 (approximately $700,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $0.40 per unit for each of the six months ended June 30 2000 and 1999 ($0.20 per unit for each of the quarters ended June 30, 2000 and 1999). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 23 wholly owned Properties (including one Property which was sold in December 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,366,317 and $1,552,506, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $627,500 and $791,384 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and six months ended June 30, 2000 was partially due to the fact that in 1998 two tenants filed for bankruptcy and, during the quarter and six months ended June 30, 2000, rejected the leases relating to two Properties in Timonium, Maryland and San Antonio, Texas and discontinued making rental payments on the rejected leases. In conjunction with the rejected leases, during the quarter and six months ended June 30, 2000, the Partnership reversed $92,314 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from these vacant Properties until new tenants are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from the rejected and vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for the rejected and vacant Properties.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000 was also attributable to the fact that in June 2000, the tenant of the Partnership's other Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments on this Property. As a result, during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts of $13,926 for past due rental amounts relating to this Property. No such allowance was recorded during the quarter and six months ended June 30, 1999. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was also partially due to the sale of the Partnership's Property in Atlanta, Georgia in December 1999. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested these net sales proceeds in a joint venture arrangement, as described above.

         In addition, rental and earned income for the quarter and six months ended June 30, 2000 was lower due to the fact that during the quarter and six months ended June 30, 1999, the Partnership collected and recognized as income approximately $31,600 in past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to its Property in Stow, Ohio.

         During the quarters ended June 30, 2000 and 1999, the Partnership owned and leased two and three Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $32,475 and $28,767, respectively, attributable to net income earned by these joint ventures, $15,938 and $19,740 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $347,253 and $324,351 for the six months ended June 30, 2000 and 1999, respectively, $172,916 and $154,399 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses was primarily due to the fact that the Partnership incurred $15,494 and $22,874 during the quarter and six months ended June 30, 2000, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger of the Partnership with and into CNL American Properties Fund, Inc. ("APF").

         The lease termination refund to tenant of $84,873 for the quarter and six months ended June 30, 2000 is due to lease termination negotiations during the quarter and six months ended June 30, 2000 related to the 1999 sale of the Partnership's Property in Atlanta, Georgia, as described above. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

           On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                27      Financial Data Schedule (Filed herewith).

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of August, 2000.


                                  CNL INCOME FUND XVIII, LTD.

                                  By: CNL REALTY CORPORATION
                                      General Partner


                                      By:/s/ James M. Seneff, Jr.
                                         --------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                      By:/s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)