Form 10-Q
period 2000-09-30
CNL INCOME FUND XVIII LTD
filed 2000-11-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                    September 30, 2000
                                          --------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida            59-3295394
----------------------------------  ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)


     450 South Orange Avenue
          Orlando, Florida                              32801-3336
-----------------------------------------------    --------------------------
      (Address of principal executive offices)         (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                                                     CONTENTS





Part I                                                                                   Page
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                                1

                  Condensed Statements of Income                                          2

                  Condensed Statements of Partners' Capital                               3

                  Condensed Statements of Cash Flows                                      4

                  Notes to Condensed Financial Statements                                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     8-11

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                             11

Part II

   Other Information                                                                      12-15



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                         September 30,           December 31,
                                                                             2000                    1999
                                                                       ------------------      ------------------
                              ASSETS
   Land and buildings on operating leases, less
       accumulated  depreciation and allowance for loss on land
       and building                                                         $ 21,944,400            $ 22,514,872
   Net investment in direct financing leases                                   5,143,640               5,209,759
   Investment in joint ventures                                                1,758,212                 688,113
   Cash and cash equivalents                                                     616,526               1,282,113
   Restricted cash                                                                    --                 690,885
   Receivables, less allowance for doubtful
       accounts of $63,385 and $11,172, respectively                              50,363                  28,037
   Prepaid expenses                                                               22,984                   9,341
   Accrued rental income                                                         445,543                 383,725
   Other assets                                                                      630                  59,161
                                                                       ------------------      ------------------

                                                                            $ 29,982,298            $ 30,866,006
                                                                       ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   41,352              $   86,294
   Accrued and escrowed real estate taxes payable                                 14,094                      --
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         79,379                  36,737
   Rents paid in advance                                                              --                  13,969
   Deferred rental income                                                         38,557                  45,151
                                                                       ------------------      ------------------
       Total liabilities                                                         873,382                 882,151

   Partners' capital                                                          29,108,916              29,983,855
                                                                       ------------------      ------------------

                                                                            $ 29,982,298            $ 30,866,006
                                                                       ==================      ==================




See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                     Nine Months Ended
                                                            September 30,                       September 30,
                                                        2000              1999              2000              1999
                                                    -------------     -------------     --------------    --------------
Revenues:
    Rental income from operating leases                $ 554,553         $ 602,890        $ 1,766,718       $ 1,832,395
    Adjustments to accrued rental income                      --                --            (92,314 )              --
    Earned income from direct financing leases            87,577           160,698            334,043           483,699
    Interest and other income                              3,667            15,306             37,381            60,534
                                                    -------------     -------------     --------------    --------------
                                                         645,797           778,894          2,045,828         2,376,628
                                                    -------------     -------------     --------------    --------------

Expenses:
    General operating and administrative                  55,094            33,138            135,379           105,134
    Professional services                                 10,651            11,269             26,828            32,669
    Management fees to related party                       6,587             7,743             20,836            22,808
    Real estate taxes                                     12,056             1,315             14,720             3,945
    State and other taxes                                     --                --             17,604            14,139
    Depreciation and amortization                         97,505            96,699            290,905           295,820
    Transaction costs                                         --                --             22,874                --
                                                    -------------     -------------     --------------    --------------
                                                         181,893           150,164            529,146           474,515
                                                    -------------     -------------     --------------    --------------

Income Before Equity in Earnings of
    Unconsolidated Joint Ventures, Provision for
    Loss on Land and Building and Termination
    Refund to Tenant                                     463,904           628,730          1,516,682         1,902,113

Equity in Earnings of Unconsolidated
    Joint Ventures                                        41,149            16,515             73,624            45,282

Provision for Loss on Land and Buildings                (280,372 )              --           (280,372 )              --

Termination Refund to Tenant                                  --                --            (84,873 )              --
                                                    -------------     -------------     --------------    --------------

Net Income                                             $ 224,681         $ 645,245        $ 1,225,061       $ 1,947,395
                                                    =============     =============     ==============    ==============

Allocation of Net Income:
    General partners                                    $   (975 )        $   (547 )       $   (2,909 )      $   (1,525 )
    Limited partners                                     225,656           645,792          1,227,970         1,948,920
                                                    -------------     -------------     --------------    --------------

                                                       $ 224,681         $ 645,245        $ 1,225,061       $ 1,947,395
                                                    =============     =============     ==============    ==============

Net Income Per Limited Partner Unit                     $   0.06          $   0.18          $    0.35         $    0.56
                                                    =============     =============     ==============    ==============

Weighted Average Number of Limited
    Partner Units Outstanding                          3,500,000         3,500,000          3,500,000         3,500,000
                                                    =============     =============     ==============    ==============


See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Nine Months Ended             Year Ended
                                                                       September 30,              December 31,
                                                                           2000                       1999
                                                                 --------------------------   ---------------------
General partners:
    Beginning balance                                                         $     (5,319 )           $    (2,010 )
    Net income                                                                      (2,909 )                (3,309 )
                                                                 --------------------------   ---------------------
                                                                                    (8,228 )                (5,319 )
                                                                 --------------------------   ---------------------

Limited partners:
    Beginning balance                                                           29,989,174              30,270,507
    Net income                                                                   1,227,970               2,518,665
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                                      (2,100,000 )            (2,799,998 )
                                                                 --------------------------   ---------------------
                                                                                29,117,144              29,989,174
                                                                 --------------------------   ---------------------

Total partners' capital                                                     $   29,108,916            $ 29,983,855
                                                                 ==========================   =====================


See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       2000                 1999
                                                                                  ----------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                         $ 1,746,974          $ 2,144,938
                                                                                  ----------------     ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating leases                                     --              (25,792 )
       Decrease in restricted cash                                                        688,997                   --
       Investment in joint ventures                                                    (1,001,558 )           (526,138 )
       Increase in other assets                                                                --                 (117 )
                                                                                  ----------------     ----------------
          Net cash used in investing activities                                          (312,561 )           (552,047 )
                                                                                  ----------------     ----------------

    Cash Flows from Financing Activities:
       Reimbursement of acquisition costs
          paid by related parties on behalf of the Partnership                                 --               (2,495 )
       Distributions to limited partners                                               (2,100,000 )         (2,099,998 )
                                                                                  ----------------     ----------------
              Net cash used in financing activities                                    (2,100,000 )         (2,102,493 )
                                                                                  ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                                                (665,587 )           (509,602 )

Cash and Cash Equivalents at Beginning of Period                                        1,282,113            1,839,613
                                                                                  ----------------     ----------------

Cash and Cash Equivalents at End of Period                                             $  616,526          $ 1,330,011
                                                                                  ================     ================

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of period                              $  700,000           $  700,000
                                                                                  ================     ================

See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings in operating leases consisted of the following at:

                                                                         September 30,         December 31, 1999
                                                                             2000
                                                                      --------------------    ---------------------
            Land                                                            $  12,008,124            $  12,008,124
            Buildings                                                          11,603,999               11,603,999
                                                                      --------------------    ---------------------
                                                                               23,612,123               23,612,123
            Less accumulated depreciation                                      (1,189,885 )               (899,785 )
                                                                      --------------------    ---------------------
                                                                               22,422,238               22,712,338
            Less allowance for loss on land and
                 buildings                                                       (477,838 )               (197,466 )
                                                                      --------------------    ---------------------

                                                                            $  21,944,400            $  22,514,872
                                                                      ====================    =====================


         At September 30, 2000, the Partnership recorded a provision for loss on land and building of $280,372 relating to the property in Timonium, Maryland. The provision for loss represented the difference between the estimated net sales proceeds based on a sales contract with a third party (see Note 4) and the net carrying value of the property at September 30, 2000.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Investment in Joint Ventures:

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the Partnership's property in Atlanta, Georgia, along with additional funds, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2000, the Partnership owned a 39.5% interest in the profits and losses of the joint venture.

         CNL Portsmouth Joint Venture, Columbus Joint Venture and Pittsburgh Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                            September 30,           December 31,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
         Land and buildings on operating leases, less
              accumulated depreciation                                           $ 3,653,005            $ 1,142,511
         Net investment in direct financing lease                                    318,294                320,961
         Cash                                                                         28,259                  7,969
         Receivables                                                                      --                    851
         Prepaid expenses                                                                464                    483
         Accrued rental income                                                        42,453                 19,219
         Liabilities                                                                  14,144                 21,233
         Partners' capital                                                         4,028,331              1,470,761
         Revenues                                                                    192,795                151,716
         Net income                                                                  164,885                131,214


         The Partnership recognized income totaling $73,624 and $45,282 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures, of which $41,149 and $16,515 was earned during the quarters ended September 30, 2000 and 1999, respectively.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Subsequent Event:

         In October 2000, the Partnership entered into a contract to sell the property in Timonium, Maryland, to a third party for $900,000. In conjunction therewith, the Partnership recorded a provision for loss on land and building at September 30, 2000 of $280,372 (see Note 2). The sale of this property had not occurred a of November 9, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 25 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses). Cash from operations was $1,746,974 and $2,144,938 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the Partnership's Property in Atlanta, Georgia which were being held in an interest bearing escrow account, along with additional funds, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. As of September 30, 2000, the Partnership owned a 39.5% interest in the profits and losses of the joint venture.

         In October 2000, the Partnership entered into a contract to sell the Property in Timonium, Maryland, to a third party for $900,000. The sale of this Property had not occurred as of November 9, 2000.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 2000, the Partnership had $616,526 invested in such short-term investments, as compared to $1,282,113 at December 31, 1999. The decrease in cash and cash equivalents was due to the Partnership investing in TGIF Pittsburgh Joint Venture in June 2000, as described above. The funds remaining at September 30, 2000 will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, were $873,382 and $882,151 at September 30, 2000 and December 31, 1999,
respectively. Liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents will be paid from future cash from operations or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of approximately $2,100,000 for each of the nine months ended September 30, 2000 and 1999 (approximately $700,000 for each of the quarters ended September 30, 2000 and 1999). This represents distributions of $0.60 per unit for each of the nine months ended September 30 2000 and 1999 ($0.20 per unit for each of the quarters ended September 30, 2000 and 1999). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 23 wholly owned Properties (including one Property which was sold in December 1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,008,447 and $2,316,094, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $642,130 and $763,588 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income for the quarter and nine months ended September 30, 2000 was partially due to a decrease in rental and earned income of approximately $58,300 during the quarter and nine months ended September 30, 2000, due to the fact that in 1998 two tenants filed for bankruptcy and, during the nine months ended September 30, 2000, rejected the leases relating to two Properties in Timonium, Maryland and San Antonio, Texas and discontinued making rental payments on the rejected leases. In addition, in conjunction with the rejected leases, during the nine months ended September 30, 2000, the Partnership reversed $92,314 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from these vacant Properties until new tenants are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from the rejected and vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for the rejected and vacant Properties.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000 was also attributable to the fact that in June 2000, the tenant of the Partnership's other Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments on this Property. As a result, during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $41,800 and $55,700, respectively, for past due rental amounts relating to this Property. No such allowance was recorded during the quarter and nine months ended September 30, 1999. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Rental and earned income decreased during the quarter and nine months ended September 30, 2000, by approximately $16,000 and $48,700, respectively, due to the sale of the Partnership's Property in Atlanta, Georgia in December 1999. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts due to the fact that the Partnership reinvested these net sales proceeds in a joint venture arrangement, as described above.

         In addition, rental and earned income for the quarter and nine months ended September 30, 2000 was lower due to the fact that during the quarter and nine months ended September 30, 1999, the Partnership collected and recognized as income approximately $16,300 and $52,800, respectively, in past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to its Property in Stow, Ohio.

         During the quarters ended September 30, 2000 and 1999, the Partnership owned and leased two and three Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $73,624 and $45,282, respectively, attributable to net income earned by these joint ventures, $41,149 and $16,515 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Net income earned by these joint ventures increased due to the fact that the Partnership invested in Portsmouth Joint Venture and Pittsburgh Joint Venture in February 1999 and June 2000, respectively.

         Operating expenses, including depreciation and amortization expense, were $529,146 and $474,515 for the nine months ended September 30, 2000 and 1999, respectively, $181,893 and $150,164 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively. The increase in operating expenses was primarily due to the fact that the Partnership incurred $33,897 during the nine months ended September 30, 2000, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger of the Partnership with and into CNL American Properties Fund, Inc. ("APF"). Operating expenses also increased during the quarter and nine months ended September 30, 2000 due to the Partnership incurring expenses such as insurance, repairs and maintenance and real estate taxes relating to the vacant Properties in Minnetonka, Minnesota; Timonium, Maryland and San Antonio, Texas, as a result of the tenant rejecting the leases, as described above in "Capital Resources," in October 1998 and June 2000. The Partnership will continue to incur such costs until the Partnership finds a replacement tenant or purchaser for the Properties.

         During the quarter and nine months ended September 30, 2000, the Partnership recorded a provision for loss on land and building of $280,372 relating to the Property in Timonium, Maryland. The provision for loss represented the difference between the estimated net sales proceeds based on a sales contract entered into with a third party, as described above in "Results of Operations," and the net carrying value of the Property at September 30, 2000. No provision for loss was recorded during the quarter and nine month ended September 30, 1999.

         The lease termination refund to tenant of $84,873 for the nine months ended September 30, 2000 is due to lease termination negotiations related to the 1999 sale of the Partnership's Property in Atlanta, Georgia, as described above. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.


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

27       Financial Data Schedule (Filed herewith).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2000.


                           CNL INCOME FUND XVIII, LTD.

                            By:  CNL REALTY CORPORATION
                                 General Partner


                                  By:           /s/ James M. Seneff, Jr.
                                                --------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                  By:           /s/ Robert A. Bourne
                                                --------------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)