Form 10-K
period 2000-12-31
CNL INCOME FUND XVIII LTD
filed 2001-04-02
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,810,000. During 1998, the Partnership had invested approximately $29,859,000 of the proceeds to acquire 24 Properties (which included one Property owned by a joint venture in which the Partnership is a co-venturer) and to pay acquisition fees and certain acquisition expenses. In February 1999, the Partnership invested in a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the General Partners to hold and purchase one Property and used the remaining amounts to establish a working capital reserve for Partnership purposes. In December 1999, the Partnership sold one Property in Atlanta, Georgia. In June 2000, the Partnership reinvested the net sales proceeds from the sale of the Property in Atlanta, Georgia in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each an affiliate of the General Partners, to purchase one Property in Homestead, Pennsylvania. As a result of the above transactions, as of December 31, 2000, the Partnership owned 25 Properties, including 22 wholly owned Properties and interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital and other needs. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Description of Leases

         The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2012 and 2020. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 17 of the Partnership's 25 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage or the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases also generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

         In October 1998, the tenants of three Boston Market properties, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., filed for bankruptcy, rejected one of their three leases and ceased making rental payments to the Partnership on the rejected lease. In June 2000, the two remaining leases were rejected and the tenant ceased making rental payments on these Properties. The Partnership will not recognize any rental and earned income from this Property until a new tenant for the Property is located, or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the leases that were rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the rejected Properties.

         In June 2000, the tenant of the Property in San Antonio, Texas closed the store and ceased restaurant operations. The Partnership is currently seeking a new tenant or purchaser for this Property.

         In October 2000, the Partnership terminated the lease with the tenant of the Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. The Partnership received a termination fee in consideration for the termination. The Partnership is currently seeking a new tenant or purchaser for this Property.

Major Tenants

         During 2000, two lessees of the Partnership, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures). As of December 31, 2000, Golden Corral Corporation and Jack in the Box, Inc. were each the lessee under leases relating to four restaurants. It is anticipated that based on the minimum rental payments required by the leases, that each of these lessees will continue to contribute more than ten percent of the Partnership's total rental income rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) in 2001. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for 2000. In 2001, it is anticipated that these two Restaurant Chains each will contribute more than ten percent of the Partnership's rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         In addition, in February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the General Partners, to purchase and hold one restaurant Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns 57.2% interest in the profits and losses of the joint venture.

         In addition, in June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners, to purchase and hold one restaurant Property. Each of the affiliate's is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture agreement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. As of December 31, 2000, the Partnership owned a 39.5% interest in the profits and losses of the joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital and other needs.

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

         Net cash flow from operations of Columbus Joint Venture, CNL Portsmouth Joint Venture and TGIF Pittsburgh Joint Venture are distributed 39.93%, 57.2% and 39.5%, respectively, to the Partnership and the balance is distributed to the respective joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 25 Properties. Of the 25 Properties, 22 are owned by the Partnership in fee simple and three are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. As of December 31, 2000, the Partnership's Property sites ranged from approximately 24,400 to 120,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                      Number of Properties

               Arizona                              1
               California                           2
               Florida                              2
               Illinois                             1
               Kentucky                             1
               Maryland                             1
               Minnesota                            1
               North Carolina                       3
               Nevada                               1
               New York                             1
               Ohio                                 2
               Pennsylvania                         1
               Tennessee                            1
               Texas                                6
               Virginia                             1
                                              --------------
               TOTAL PROPERTIES                    25
                                              ==============

         Buildings. The Properties owned by the Partnership as of December 31, 2000, include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $26,932,200 and $3,925,143, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Restaurant Chain                     Number of Properties

                Arby's                                         2
                Bennigan's                                     1
                Boston Market                                  4
                Burger King                                    1
                Chevy's Fresh Mex                              1
                Golden Corral                                  4
                Ground Round                                   1
                IHOP                                           2
                Jack in the Box                                4
                NI's International Buffet                      1
                On the Border                                  1
                Taco Bell                                      1
                TGIF                                           1
                Wendy's                                        1
                                                         --------------
                TOTAL PROPERTIES                              25
                                                         ==============

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

         At December 31, 2000, 1999, 1998, 1997 and 1996 the Properties were 80 percent, 96 percent, 96 percent, 100 percent and 100 percent occupied. The following is a schedule of the average rent per Property for each of the years ended December 31:



                                     2000              1999              1998               1997             1996
                                 -------------     -------------    ---------------     --------------     ----------

   Rental Revenues (1)            $ 2,888,408       $ 3,141,240        $ 2,953,285         $1,290,621         $1,374
   Properties (3)                          20                23                 24                 22              2
   Average Rent per
       Property                     $ 144,420         $ 136,576          $ 123,054          $  58,665          $ 687



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

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2001                             --                       --                      --
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              Thereafter                       20                3,136,500                 100.00%
                                        ----------            -------------           -------------
              Total (1)                        20              $ 3,136,500                 100.00%
                                        ==========            =============           =============



(1)      Excludes five Properties which were vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 2000 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012 to 2013) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

         Jack in the Box Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $112,100 (ranging from approximately $77,900 to $132,200).
Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 1,559 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 2000 range from $8.57 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions


                                             2000                                        1999(1)
                             --------------------------------------     ------------------------------------------
                               High         Low          Average           High           Low          Average
                             ---------    ---------    ------------     -----------     ---------    -------------

     First Quarter              $9.30       $ 7.45         $  8.73             (2)           (2)              (2)
     Second Quarter              6.65         6.65            6.65             (2)           (2)              (2)
     Third Quarter               7.27         7.27            7.27         $ 10.00       $ 10.00          $ 10.00
     Fourth Quarter              6.47         6.47            6.47            9.01          9.01             9.01



(1)      A total of 10,290 and 6,400 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,800,000 and $2,799,998, respectively, to the Limited Partners. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared following the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


                    Quarter Ended                   2000                        1999
                 --------------------        --------------------       ---------------------

                 March 31                           $    700,000               $     699,999
                 June 30                                 700,000                     699,999
                 September 30                            700,000                     700,000
                 December 31                             700,000                     700,000



         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.




                                    Year Ended        Year Ended      Year Ended      Year Ended       Year Ended
                                   December 31,      December 31,    December 31,    December 31,     December 31,
                                       2000              1999            1998            1997             1996
                                  ----------------  --------------- --------------- ---------------- ---------------

    Revenues (1)                     $  2,781,113      $ 3,192,371     $ 3,097,757      $ 1,453,242      $   31,614
    Net income (4)(5)(6)                1,117,197        2,515,356       2,302,322        1,154,760          26,910
    Cash distributions
        declared (2)                    2,800,000        2,799,998       2,657,764        1,310,885          57,846
    Net income per Unit                       .32              .72             .66              .51             .05
    Cash distributions
        declared per Unit (2)                 .80              .80             .76              .57             .11
    Weighted average number
        of Limited Partner
        Unitsoutstanding (3)            3,500,000        3,500,000       3,495,278        2,279,801         503,436



                                       2000              1999            1998            1997             1996
                                  ----------------  --------------- --------------- ---------------- ----------------
    At December 31:
        Total assets                $  29,385,297      $30,866,006     $31,112,617      $31,807,255     $ 7,240,324
        Total partners'                28,573,997       29,983,855      30,268,497       29,846,580       6,996,213
    capital



(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties terminating their leases.

(2) Approximately 50 percent, 10 percent, and 13 percent of cash distributions ($0.40, $0.08, and $0.06 per Unit, respectively) for the years ended December 31, 2000, 1999, and 1998, respectively, represents a return of capital in accordance with generally accepted accounting principles ("GAAP"). Cash distributions treated as a return of capital on a GAAP basis represent the amount of cash distributions in excess of accumulated net income on a GAAP basis. The Partnership has not treated such amounts as a return of capital for purposes of calculating the Limited Partners' return on their invested capital contributions.

(3) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

(4) Net income for the year ended December 31, 1998, includes $197,466 from provision for loss on assets. Net income for the year ended December 31, 2000, includes $580,221 from provision for loss on assets.

(5) Net income for the year ended December 31, 1999, include $46,300 from gains on sale of land and building.

(6) Net income for the year ended December 31, 2000, includes $100,000 from lease termination income.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 25 Properties, either directly or through joint venture arrangements.

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

         As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,810,000. During 1997, the Partnership acquired 20 additional Properties (one of which was under construction as of December 31, 1997) and completed construction of a Property under construction as of December 31, 1996. During 1998, the Partnership completed construction of the Property under construction as of December 31, 1997, acquired one additional Property and entered into one joint venture arrangement, Columbus Joint Venture. During 1999, the Partnership used the remaining net proceeds to enter into one joint venture arrangement, CNL Portsmouth Joint Venture, and to establish a working capital reserve for Partnership purposes. In addition, during 1999, the Partnership sold one Property in Atlanta, Georgia, as described below. During 2000, the Partnership used the net proceeds from the sale of the Property in Atlanta, Georgia to enter into one joint venture arrangement, TGIF Pittsburgh Joint Venture in Homestead, Pennsylvania as described below. As a result of the above transactions, as of December 31, 2000, the Partnership had invested the net proceeds in 25 Properties, including three Properties owned by joint ventures in which the Partnership is a co-venturer, and to pay acquisition fees and miscellaneous acquisition expenses. As of December 31, 2000, the Partnership had paid $1,575,000 in acquisition fees to an affiliate of the General Partners.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., each a Florida limited Partnership and affiliate of the General Partners, to own and lease one restaurant property. During the year ended December 31, 1999, the Partnership made additional contributions of approximately $195,700 to Columbus Joint Venture to pay property construction costs. As of December 31, 2000, the Partnership had a total contribution of approximately $362,000 to the joint venture and owned a 39.93% interest in this joint venture.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., each a Florida limited Partnership and affiliate of the General Partners, to own and lease one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         In  December  1999,  the  Partnership  sold its  Property  in  Atlanta,
Georgia, and received net sales proceeds of $688,997, resulting in a gain of $46,300 for financial reporting purposes. This Property was originally acquired by the Partnership in 1997, and had a cost of approximately $617,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $71,400 in excess of its original purchase price. In June 2000, the Partnership reinvested the net sales proceeds from this sale into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each a Florida Limited Partnership and affiliate of the General Partners, to own and lease one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $1,002,000 to the joint venture and owned a 39.5% interest in this joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital and other needs.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, interest received and distributions from joint ventures, less cash paid for expenses). Cash from operations was $2,310,051, $2,797,040, and $2,831,738, for the years ended
December 31, 2000, 1999, and 1998, respectively. The decrease in cash from operations for 2000, as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below, and the decrease in cash from operations for 1999, as compared to 1998, was primarily a result of changes in the Partnership's working capital.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a thirty day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $479,603 invested in such short-term investments, as compared to $1,282,113 at December 31, 1999. The decrease cash and cash equivalents was primarily a result of the Partnership investing in joint venture, TGIF Pittsburgh Joint Venture in June 2000, as described above. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 4.01% annually. The funds remaining at December 31, 2000 will be used to pay distributions and other liabilities and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and for the years ended December 31, 2000 anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $2,800,000, $2,799,998, and $2,657,764, for the years ended December 31, 2000, 1999, and 1998, respectively. This represents distributions of $0.80, $0.80, and $0.76 per Unit, for the years ended December 31, 2000, 1999 and 1998, respectively, based on the weighted average number of Units outstanding during the period the Partnership was operational. No distributions were made to the General Partners for the years ended December 31, 2000, 1999, or 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 2000, 1999 or 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the year ended December 31, 1998, affiliates of the General Partners incurred on behalf of the Partnership $35,842 for certain acquisition expenses. As of December 31, 2000 and 1999, the Partnership owed $53,181 and $36,737, respectively, to related parties for operating expenses and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $758,119 at December 31, 2000, as compared to $845,414 at December 31, 1999. Liabilities at December 31, 2000, to the extent they exceed cash and cash equivalents at December 31, 2000, will be paid from future cash from operations or from anticipated future General Partners contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership owned and leased 23 wholly owned Properties. During 1999, the Partnership owned and leased 25 wholly owned Properties (including one Property which was sold in 1999). During 2000, the Partnership owned and leased 22 wholly owned Properties. In addition, during 1998, 1999, and 2000, the Partnership was a co-venturer in one, two, and three joint ventures, respectively, they each owned and leased one Property. As of December 31, 2000, the Partnership owned, either directly or through a joint venture arrangement, 25 Properties, which are generally subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $2,632,478, $3,071,229, and $2,953,285, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The decrease in rental and earned income during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was partially offset by, a decrease in rental and earned income due to the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. During 1998, one of these tenants rejected the lease relating to one of the Partnership's Properties and ceased making rental payments to the Partnership for this lease. The Partnership continued receiving rental payments relating to the leases that were not rejected. In June 2000, the other two tenants rejected the leases relating to two remaining Properties and ceased making rental payments. In conjunction with the rejected leases during 2000, the Partnership reversed $92,314 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental and earned income from these Properties until new tenants for the Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from the rejected leases, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the rejected Properties.

         Rental and earned income also decreased during 2000 as compared to 1999, by approximately $78,400, due to the fact that in June 2000, the tenant of the Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded. During 2000, the Partnership established an allowance for doubtful accounts of approximately $92,600 for past due rental amounts relating to this Property. No such allowance were recorded during 1999 or 1998. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         Rental and earned income also decreased during 2000 as compared to 1999, by approximately $57,200, due to the fact that in October 2000, the Partnership terminated the lease with the tenant of the Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         The decrease in rental income during 2000, was also partially due to the sale of the Property in Atlanta, Georgia, in December 1999. The decrease during 2000 and the increase during 1999, was also partially attributable to the fact that during 1999, the Partnership collected and recognized as income approximately $47,400 for a portion of past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Property in Stow, Ohio.

         During the years ended December 31, 2000 and 1999, the Partnership also earned $112,863 and $61,656, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2000 and 1999, each as compared to the previous year, was primarily attributable to the Partnership entering into TGIF Pittsburgh Joint Venture during 2000; CNL Portsmouth Joint Venture in February 1999; and Columbus Joint Venture during 1998, each as described above in "Capital Resources."

         During  the  year  ended   December  31,  2000,   two  lessees  of  the
Partnership, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures). As of December 31, 2000, Golden Corral Corporation and Jack in the Box Inc. were each the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) in 2001. In addition, during the year ended December 31, 2000, two Restaurant Chains, Golden Corral and Jack in the Box each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures). In 2001, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Properties are not re-leased in a timely manner.

         During the years ended December 31, 2000, 1999 and 1998, the Partnership earned $35,772, $59,486 and $144,472, respectively, in interest and other income. The decrease in interest and other income during 2000 and 1999, each as compared to the previous year, was primarily attributable to the decrease in the amount of funds invested in cash and cash equivalents due to the acquisition of an additional Property in 1999 and the investment in joint venture arrangements during 2000 and 1999.

         Operating expenses, including depreciation and amortization expense, were $825,877, $723,315 and $597,969 during the years ended December 31, 2000, 1999 and 1998, respectively. The increase in operating expenses during 2000, as compared to 1999, was partially attributable to an increase in depreciation expense as the result of the fact that the Properties acquired during 1999, and the fact that during 2000, the Partnership reclassified the lease relating to the Property in San Antonio, Texas from direct financing lease to operating lease.

         Operating expenses were higher during 1999, as compared to 2000 and 1998, primarily due to the amount of transaction costs the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described below in "Termination of Merger."

         The increase in operating expenses for 2000 and 1999, each as compared to the previous year, was also partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance and real estate taxes relating to the five vacant Properties described above. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for these Properties.

         As a result of the sale of the Property in Atlanta, Georgia, as described above in "Capital Resources," the Partnership recognized a gain of $46,300 for financial reporting purposes for the year ended December 31, 1999. No Properties were sold during 2000 or 1998.

         During the year ended December 31, 1998, the Partnership established an allowance for loss on land of $197,466 for financial reporting purposes relating to the Property in Minnetonka, Minnesota. The tenant of this Boston Market Property declared bankruptcy and rejected the lease relating to this Property. The loss represented the difference between the Property's carrying value at December 31, 1998 and the estimated of net realizable value. No such allowance was established during the years ended December 31, 2000 and 1999.

         During the year ended December 31, 2000, the Partnership recorded a provision for loss on the building in the amount of $299,849 for financial reporting purposes relating to the Property in San Antonio, Texas. The allowance represents the difference between the carrying value of the net investment in direct financing lease relating to the Property. The tenants of this Property closed the store and ceased operation during 2000. The allowance represented the difference between the carrying value of the Properties at December 31, 2000, and the estimated net realizable value for this Property. No such allowance was established during the year ended December 31, 1999 and 1998.

         During the year ended December 31, 2000 and 1998, the Partnership established an allowance for loss on assets of $553,317 and $197,466, respectively, for financial reporting purposes relating to the Properties in Timonium, Maryland; Raleigh, North Carolina; and Minnetonka, Minnesota. The
tenant of the Timonium and Minnetonka Properties declared bankruptcy and rejected the leases relating to these Properties. The tenant of the San Antonio Property defaulted under the terms of its lease, vacated the Property and ceased restaurant operations. The loss represented the difference between the Properties' carrying values and the estimated net realizable value. No such allowance was established during the year ended December 31, 1999.

         The lease termination refund to tenant of $84,873 during 2000, was due to lease termination negotiations related to the 1999 sale of the Property in Atlanta, Georgia, as described in "Capital Resources." No such amounts were incurred during 1999 or 1998. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.

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

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS









                                                                    Page

Report of Independent Certified Public Accountants                   16

Financial Statements:

     Balance Sheets                                                  17

     Statements of Income                                            18

     Statements of Partners' Capital                                 19

     Statements of Cash Flows                                     20-21

     Notes to Financial Statements                                22-39

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                 2000                    1999
                                                                          -------------------      ------------------
                            ASSETS

  Land and buildings on operating leases, less
       accumulated depreciation and allowance for
       loss on assets                                                           $ 22,421,426             $22,514,872
  Net investment in direct financing leases                                        3,984,296               5,209,759
  Investment in joint ventures                                                     1,762,821                 688,113
  Cash and cash equivalents                                                          479,603               1,282,113
  Restricted cash                                                                         --                 690,885
  Receivables, less allowance for doubtful    accounts of
  $123,993 and $11,172,
       respectively                                                                      346                  28,037
  Prepaid expenses                                                                    22,399                   9,341
  Accrued rental income                                                              440,148                 383,725
  Other assets                                                                         1,313                  59,161
                                                                          -------------------      ------------------

                                                                                $ 29,112,352             $30,866,006
                                                                          ===================      ==================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $   33,559              $   86,294
  Accrued and Escrowed real estate taxes payable                                      11,788                      --
  Distributions payable                                                              700,000                 700,000
  Due to related parties                                                              53,181                  36,737
  Rents paid in advance                                                                7,474                  13,969
  Deferred rental income                                                               5,298                  45,151
                                                                          -------------------      ------------------
           Total liabilities                                                         811,300                 882,151

  Partners' capital                                                               28,301,052              29,983,855
                                                                          -------------------      ------------------

                                                                                $ 29,112,352             $30,866,006
                                                                          ===================      ==================
See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                      2000                1999               1998
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                             $  2,327,142       $ 2,444,692        $ 2,396,215
     Adjustments to accrued rental income                                (140,012  )             --                 --
     Earned income from direct financing leases                           445,348           626,537            557,070
     Interest and other income                                             35,772            59,486            144,472
                                                                ------------------   ---------------    ---------------
                                                                        2,668,250         3,130,715          3,097,757
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 229,811           142,554            145,661
     Bad debt expense                                                       2,973                --                 --
     Professional services                                                 35,304            61,288             25,670
     Management fees to related party                                      27,875            30,235             28,038
     Real estate taxes                                                     87,603                --                 --
     State and other taxes                                                 17,604            21,983              8,605
     Depreciation and amortization                                        397,175           392,521            374,473
     Transaction costs                                                     27,532            74,734             15,522
                                                                ------------------   ---------------    ---------------
                                                                          825,877           723,315            597,969
                                                                ------------------   ---------------    ---------------

Income Before Equity in Earnings of Joint Ventures,
     Gain on Sale of Asset, Provision for Loss on
     Assets, Termination Refund to Tenant and Lease
     Termination Income                                                 1,842,373         2,407,400          2,499,788

Equity in Earnings of Joint Ventures                                      112,863            61,656                 --

Gain on Sale of Asset                                                          --            46,300                 --

Provision for Loss on Assets                                             (853,166  )             --           (197,466 )

Termination Refund to Tenant                                              (84,873  )             --                 --

Lease Termination Income                                                  100,000                --                 --
                                                                ------------------   ---------------    ---------------

Net Income                                                           $  1,117,197       $ 2,515,356        $ 2,302,322
                                                                ==================   ===============    ===============

Allocation of Net Income:
     General partners                                                    $     --        $   (3,309  )      $   (1,582 )
     Limited partners                                                   1,117,197         2,518,665          2,303,904
                                                                ------------------   ---------------    ---------------

                                                                     $  1,117,197       $ 2,515,356        $ 2,302,322
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                    $     0.32         $    0.72          $    0.66
                                                                ==================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                  3,500,000         3,500,000          3,495,278
                                                                ==================   ===============    ===============

See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998

                                                  General Partners
                                       ---------------------------------------
                                                                    Accumulated
                                               Contributions          Earnings
                                              -----------------   -----------------

Balance, December 31, 1997                               1,000              (1,428 )

    Contributions from limited partners                     --                  --
    Distributions to limited partners
       ($0.76 per limited partner unit)                     --                  --
    Syndication costs                                       --                  --
    Net income                                              --              (1,582 )
                                              -----------------   -----------------

Balance, December 31, 1998                               1,000              (3,010 )

    Distributions to limited partners
       ($0.80 per limited partner unit)                     --                  --
    Net income                                              --              (3,309 )
                                              -----------------   -----------------

Balance, December 31, 1999                         $     1,000         $    (6,319 )

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)                     --                  --
    Net income                                              --                  --
                                              -----------------   -----------------

Balance, December 31, 2000                         $     1,000         $    (6,319 )
                                              =================   =================

                       Limited Partners
  -----------------------------------------------------------------------
                                         Accumulated       Syndication
 Contributions      Distributions         Earnings            Costs            Total
-----------------   ---------------    ----------------   ---------------   -------------

      34,145,759        (1,368,731 )         1,183,098        (4,113,118 )    29,846,580

         854,241                --                  --                --         854,241

              --        (2,657,764 )                --                --      (2,657,764 )
              --                --                  --           (76,882 )       (76,882 )
              --                --           2,303,904                --       2,302,322
-----------------   ---------------    ----------------   ---------------   -------------

      35,000,000        (4,026,495 )         3,487,002        (4,190,000 )    30,268,497


              --        (2,799,998 )                --                --      (2,799,998 )
              --                --           2,518,665                --       2,515,356
-----------------   ---------------    ----------------   ---------------   -------------

   $  35,000,000      $ (6,826,493 )      $  6,005,667      $ (4,190,000 )   $29,983,855



              --        (2,800,000 )                --                --      (2,800,000 )
              --                --           1,117,197                --       1,117,197
-----------------   ---------------    ----------------   ---------------   -------------

   $  35,000,000      $ (9,626,493 )      $  7,122,864      $ (4,190,000 )   $28,301,052
=================   ===============    ================   ===============   =============








                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                     2000              1999               1998
                                                                ---------------    --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $ 2,738,192       $ 2,930,415        $ 2,884,620
         Distributions from joint ventures                              97,264            60,076              5,630
         Interest received                                              41,937            53,448            141,408
         Cash paid for expenses                                       (482,469 )        (246,899 )         (199,920 )
         Lease termination refund                                      (84,873 )              --                 --
                                                                ---------------    --------------    ---------------

             Net cash provided by operating activities               2,310,051         2,797,040          2,831,738
                                                                ---------------    --------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of asset                                        --           688,997                 --
         Additions to land and buildings on operating
             leases                                                         --           (25,792 )       (3,134,046 )
         Investment in direct financing leases                              --                --            (12,945 )
         Investment in joint ventures                               (1,001,558 )        (526,138 )         (166,025 )
         Decrease (increase) in restricted cash                        688,997          (688,997 )               --
         Other                                                              --              (117 )               --
                                                                ---------------    --------------    ---------------

             Net cash used in investing activities                    (312,561 )        (552,047 )       (3,313,016 )
                                                                ---------------    --------------    ---------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition and syndication
             costs paid by related parties on behalf of
             the Partnership                                                --            (2,495 )          (37,135 )
         Contributions from limited partners                                --                --            854,241
         Distributions to limited partners                          (2,800,000 )      (2,799,998 )       (2,468,400 )
         Payment of syndication costs                                       --                --           (161,142 )
         Other                                                              --                --            (10,000 )
                                                                ---------------    --------------    ---------------

             Net cash used in financing activities                  (2,800,000 )      (2,802,493 )       (1,822,436 )
                                                                ---------------    --------------    ---------------

Net Decrease in Cash and Cash Equivalents                             (802,510 )        (557,500 )       (2,303,714 )

Cash and Cash Equivalents at Beginning of Year                       1,282,113         1,839,613          4,143,327
                                                                ---------------    --------------    ---------------

Cash and Cash Equivalents at End of Year                            $  479,603       $ 1,282,113        $ 1,839,613
                                                                ===============    ==============    ===============
See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                    2000                1999                1998
                                                               ---------------     ----------------    ---------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                 $  1,117,197         $  2,515,356       $  2,302,322
                                                               ---------------     ----------------    ---------------
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
             Depreciation                                             395,565              386,932            372,473
             Amortization                                               1,610                5,589              2,000
             Bad debt expense                                          (2,973 )
             Equity in earnings of joint ventures net
                of distributions                                      (15,599 )             (1,580 )            5,630
             Provision for loss on assets                             853,166                   --            197,466
             Decrease in net investment in direct
                financing leases                                       70,178               38,556             81,211
             Decrease (increase) in receivables                        32,552              (29,925 )           68,000
             Increase in prepaid expenses                             (13,058 )             (5,688 )           (3,653 )
             Increase in accrued rental income                        (56,423 )           (152,726 )         (119,132 )
             Increase in other assets                                  (1,313 )                 --                 --
             Increase  (decrease)  in  accounts  payable
and                                                                   (40,947 )             83,736              2,102
                accrued expenses
             Increase   in  due  to   related   parties,
excluding
                acquisition costs paid on behalf of the                16,444                6,457             27,257
                Partnership
             Increase (decrease) in rents paid in
                advance                                                (6,495 )              6,618            (20,926 )
             Increase   (decrease)  in  deferred  rental              (39,853 )            (56,285 )          (83,012 )
income
                                                               ---------------     ----------------    ---------------
                   Total adjustments                                1,192,854              281,684            529,416
                                                               ---------------     ----------------    ---------------

Net Cash Provided by Operating Activities                        $  2,310,051         $  2,797,040       $  2,831,738
                                                               ===============     ================    ===============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Related  parties  paid  certain   acquisition   costs  on  behalf  of  the
         Partnership as follows:
             Acquisition costs                                       $     --             $     --        $    35,842
                                                               ---------------     ----------------    ---------------
                                                                     $     --             $     --        $    35,842
                                                               ===============     ================    ===============

      Distributions declared and unpaid at December 31            $   700,000          $   700,000        $   700,000
                                                               ===============     ================    ===============
See accompanying notes to financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Investment in Joint Ventures - The Partnership's investments in Columbus Joint Venture, CNL Portsmouth Joint Venture and TGIF Pittsburgh Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

         Organization Costs - Prior to January 1, 1999, organization costs were being amortized over five years using the straight-line method.
         Effective January 1, 1999, the Partnership adopted Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities". The statement requires that an entity expense the costs of start-up activities and organization costs as they are incurred. Adoption of this statement did not have a material effect of the Partnership's financial position or results of operations.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:


                                                                    2000                   1999
                                                             --------------------   --------------------
                 Land                                               $ 12,008,124           $ 12,008,124
                 Buildings                                            12,459,435             11,603,999
                                                             --------------------   --------------------
                                                                      24,467,559             23,612,123
                 Less accumulated depreciation                        (1,295,350 )             (899,785 )
                                                             --------------------   --------------------
                                                                      23,172,209             22,712,338
                 Less allowance for loss on
                    land and building                                   (750,783 )             (197,466 )
                                                             --------------------   --------------------

                                                                    $ 22,421,426           $ 22,514,872
                                                             ====================   ====================


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

         During the year ended  December 31, 2000,  the  Partnership  recorded a provision for loss on assets of $553,317 relating to the properties located in Timonium, Maryland and Raleigh, North Carolina. The tenant of the property in Timonium, Maryland declared bankruptcy in October 1998 and rejected the lease relating to this property in June 2000. In October 2000, the tenant of the property in Raleigh, North Carolina terminated its lease. The provisions for loss represented the difference between the net carrying value of the properties at December 31, 2000, and the realizable value for the properties.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999 and 1998, the Partnership recognized $195,700 (net of $140,012 in reversals), $196,020 and $209,725, respectively, of such rental income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 2000:



                   2001                               $2,066,948
                   2002                                2,121,036
                   2003                                2,174,814
                   2004                                2,186,416
                   2005                                2,186,416
                   Thereafter                         20,560,960
                                                 ----------------

                                                     $31,296,590
                                                 ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                             2000                  1999
                                                                       -----------------     -----------------

                   Minimum lease payments
                        receivable                                          $ 7,689,932          $ 10,184,633
                   Estimated residual values                                  1,420,667             1,420,667
                   Less unearned income                                      (5,126,303 )          (6,395,541 )
                                                                       -----------------     -----------------

                   Net investment in direct
                        financing leases                                    $ 3,984,296           $ 5,209,759
                                                                       =================     =================

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases-Continued:
         ----------------------------------------------------

         During the year ended December 31, 2000, the Partnership recorded a provision for loss on the building of $299,849 relating to the property located in San Antonio, Texas. In June 2000, the tenant of this property defaulted under the terms of its lease, vacated the property and ceased operation. As a result, the Partnership reclassified the related assets from net investment in direct financing leases to land and building on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes during 1999 and 1998.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                      2001                       $ 440,708
                      2002                         446,711
                      2003                         455,116
                      2004                         455,116
                      2005                         455,116
                      Thereafter                 5,437,165
                                           ----------------

                                                $7,689,932
                                           ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. During 1999 and 1998, the Partnership contributed $195,700 and $166,025, respectively, to purchase land and pay construction costs relating to the Property owned by the joint venture. As of December 31, 2000, the Partnership had a 39.93% interest in the profits and losses of the joint venture.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Venture - Continued:
         ---------------------------------------

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the general partners, to own and lease one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the property in Atlanta, Georgia, along with additional funds, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each a Florida limited partnership and affiliate of the general partners, to own and lease one restaurant property. The Partnership accounts for this investment using the equity method since the Partnership shared control with affiliates. As of December 31, 2000, the Partnership had contributed approximately $1,001,600 to the joint venture and owned a 39.5% interest in this joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital and other needs (see Note 13).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Venture - Continued:
         ---------------------------------------

         As of December 31, 2000, Columbus Joint Venture, CNL Portsmouth Joint Venture, and TGIF Pittsburgh Joint Venture each owned and leased one property, to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at December 31:


                                                                               2000                 1999
                                                                          ---------------      ---------------
                  Land and buildings on operating
                      leases, less accumulated
                      depreciation                                            $3,632,190           $1,142,511
                  Net investment in direct financing
                      lease                                                      317,357              320,961
                  Accrued rental income                                           56,163               19,219
                  Cash                                                            48,518                7,969
                  Receivables                                                         --                  851
                  Prepaid expenses                                                   377                  483
                  Liabilities                                                     13,055               21,233
                  Partners' capital                                            4,041,550            1,470,761
                  Revenue                                                        306,267              151,716
                  Net income                                                     256,965              131,214



         The Partnership recognized income totaling $112,863 and $61,656 during the years ended December 31, 2000 and 1999, respectively, from these joint ventures.

6.       Restricted Cash:
------------------------

         As of December 31, 1999, the net sales proceeds of $688,997 from the sale of the property in Atlanta, Georgia, plus accrued interest of $1,888, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in 2000 and were used, along with other funds, to acquire an interest in TGIF Pittsburgh Joint Venture (see Note 5).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Syndication Costs:
         -----------------

         Syndication costs consisting of legal fees, commissions, the due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $76,882 for the year ended December 31, 1998. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering. No such charges were incurred during the year ended December 31, 1999 and 2000.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95 percent to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners will be subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners' 8% Return").

         From the inception through December 31, 1999, generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) was allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99 percent to the limited partners and one percent to the general partners. All deductions for depreciation and amortization were allocated 99 percent to the limited partners and one percent to the general partners.

         Net sales proceeds from the sale of a property not in liquidation of the Partnership generally were distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners then received a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Allocations and Distributions- Continued:
         ----------------------------------------

         Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss was allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999 and 1998, the Partnership declared distributions to the limited partners of $2,800,000, $2,799,998 and $2,657,764, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                   2000             1999              1998
                                                               --------------   --------------   ---------------

             Net income for financial reporting purposes        $  1,117,197     $  2,515,356      $  2,302,322

             Depreciation for tax reporting purposes less
             than (in
                  excess of) depreciation for financial                2,804          (21,493 )         (33,436 )
             reporting
                  purposes

             Amortization for financial reporting purposes
                  less than amortization for tax
                  reporting purposes                                  (7,088 )         (3,108 )          (3,984 )

             Equity in earnings of joint venture for tax
                  reporting purposes in excess of (less
             than) equity
                  in earnings of joint venture for financial         (16,905 )         (8,745 )           7,168
                  reporting purposes

             Allowance for loss on assets                            853,166               --           197,466

               Direct financing leases recorded as operating
                  leases for tax reporting purposes                   70,178           84,855            81,211

             Capitalization (Deduction) of transaction costs
             for tax                                                 (89,716 )         74,734            15,522
                  reporting purposes

             Allowance for doubtful accounts                         112,821          (51,017 )          62,155

             Gain on sale of land and buildings for financial
                  reporting purposes less than gain
                  on sale for tax reporting purposes                      --           33,870                --

             Accrued rental income                                   (56,423 )       (196,020 )        (209,725 )

             Other assets                                                 --             (540 )              --

             Deferred rental income                                  (39,853 )        (12,990 )         (73,028 )

             Rents paid in advance                                    (6,495 )          6,618           (20,926 )
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes         $  1,939,686     $  2,421,520      $  2,324,745
                                                               ==============   ==============   ===============


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

         CNL Securities Corp. was entitled to receive selling commissions amounting to 8.5% of the total amount raised from the sale of units of limited partnership interest for services in connection with the formation of the Partnership and the offering of units, a substantial portion of which was paid as commissions to other broker-dealers. For the year ended December 31, 1998, the Partnership incurred $72,611 of which $67,539 was reallowed to other broker-dealers. No such fees were incurred during 2000 and 1999.

         In addition, CNL Securities Corp. was entitled to receive a due diligence expense reimbursement fee equal to 0.5% of the total amount raised from the sale of units of limited partnership interest, a portion of which was reallowed to other broker-dealers and from which all due diligence expenses were paid. For the year ended December 31, 1998, the Partnership incurred $4,271 of such fees. The majority of these fees were reallowed to other broker-dealers for payment of bona fide due diligence expenses.

         CNL Fund Advisors, Inc. was entitled to receive acquisition fees for services in finding, negotiating and acquiring properties on behalf of the Partnership equal to 4.5% of the total amount raised from the sale of units of limited partnership interest. For the year ended December 31, 1998, the Partnership incurred $38,441, of such fees. Such fees are included in land and buildings, net investment in direct financing leases, investment in joint ventures and other assets.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions - Continued:
         --------------------------------------

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith , the Partnership agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. For the years ended December 31, 2000, 1999 and 1998, the Partnership incurred $27,875, $30,235 and $28,038, respectively, for such management fees.

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

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis including services relating to the proposed and terminated merger. For the years ended December 31, 2000, 1999, and
         1998,  the  Partnership   incurred  $92,444,   $82,382,  and  $104,709,
         respectively, for such expenses.

         The amounts due to related parties at December 31, 2000 and 1999, totaled $53,181 and $36,737, respectively.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:


                                                             2000                1999                1998
                                                        ----------------    ----------------    ---------------

               Golden Corral Corporation                      $ 657,612           $ 657,612          $ 626,564
               Jack in the Box Inc.
                    (formerly Foodmaker,
                    Inc. in 1999 and 1998)                      509,456             509,456            509,456



         In addition, the following schedule presents total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:


                                                            2000                1999                 1998
                                                       ----------------    ----------------     ---------------

              Golden Corral                                  $ 657,612           $ 908,481           $ 784,292
              Jack in the Box                                  509,456             509,456             509,456
              Boston Market                                        N/A             350,901             455,118



         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the chain did not represent more than ten percent of the Partnership's total rental, earned income and interest income.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In 1998, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., the tenants of three of the Boston Market properties filed for bankruptcy and rejected the lease relating to one property. In 2000, the tenants rejected the two remaining leases. The Partnership will not recognize any rental income relating to this properties until new tenants for the properties are located, or until the properties are sold and the proceeds from such a sale are reinvested in additional properties. The lost revenues resulting from the three leases that were rejected, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for these Properties.

12.      Selected Quarterly Financial Data:
------------------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.


              2000 Quarter               First            Second            Third            Fourth              Year
         ------------------------    --------------    -------------     -------------    --------------     --------------

         Revenue (1)                      $776,928         $655,578          $686,946          $661,661        $ 2,781,113
         Net income (loss)                 602,591          397,789           224,681          (107,864  )       1,117,197
         Net income per
             limited partner
             unit                             0.17             0.11              0.06             (0.02  )            0.32

              1999 Quarter               First            Second            Third            Fourth              Year
         ------------------------    --------------    -------------     -------------    --------------     --------------

         Revenue (1)                      $785,088         $873,037          $795,409          $738,837        $ 3,192,371
         Net income                        583,512          718,638           645,245           567,961          2,515,356
         Net income per
             limited partner
             unit                             0.17             0.21              0.18              0.16               0.72



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of consolidated joint ventures and interest and other income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


13.      Subsequent Event:
-------------------------

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital and other needs.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.



                                                                            Amount and Nature of
         Title of Class                          Name of Partner            Beneficial Ownership         Percent of Class
---------------------------------            -------------------------    --------------------------     -----------------

           General Partnership Interests                James M. Seneff, Jr.                                                  45%
                                                        Robert A. Bourne                                                      45%
                                                        CNL Realty Corporation                                                10%
                                                                                                                   ---------------
                                                                                                                             100%
                                                                                                                   ===============

           Limited Partnership Interest                 Robert A. Bourne                    2,500 Units                     0.07%
                                                                                                                   ---------------
                                                                                                                            0.07%
                                                                                                                   ===============


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       administra-tive     services:
                                       the   prevailing    rate   at   which       $92,444
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $27,875
affiliates                             revenues   (excluding  noncash  lease
                                       accounting      adjustments)     from
                                       Properties wholly owned by the
                                       Partnership plus the Partnership's
                                       allocable share of gross revenues of
                                       joint    ventures    in   which   the
                                       Partnership  is  a  co-venturer.  The
                                       management fee, which will not
                                       exceed     competitive    fees    for
                                       comparable services in the same
                                       geographic area, may or may not be
                                       taken,  in whole or in part as to any
                                       year, in the sole discretion of the
                                       affiliates.  All  or any  portion  of
                                       the management fee not taken as to
                                       any fiscal year shall be deferred
                                       without interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.








                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to the affiliates                      of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such fee  shall  be made  only if the
                                       Affiliates provides a substantial
                                       amount of services in connection
                                       with  the  sale  of  a  Property   or
                                       Properties and shall be subordinated
                                       to  certain  minimum  returns  to the
                                       limited partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                      (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                 Statements of Income for the years ended December 31, 2000, 1999, and 1998

                 Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                 Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                 Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                 Notes  to   Schedule   III  -  Real   Estate  and   Accumulated
                 Depreciation at December 31, 2000

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

               (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

         (c)      Not Applicable.


         (d)      Other Financial Information

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.


**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                           CNL INCOME FUND XVIII, LTD.

                           By:      CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -----------------------------------
                                    ROBERT A. BOURNE, President


                           By:      ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -----------------------------------

                                    ROBERT A. BOURNE


                           By:      JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    -----------------------------------
                                    JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 30, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 30, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

----------
  1998        Allowance for
                  doubtful
                  accounts (a)          $    35          $    --        $   70,921 (b)       $   -- (c)     $  8,767      $ 62,189
----------                        ==============  ===============  ================    =============     ============  ============

----------
  1999        Allowance for
                  doubtful
                  accounts (a)        $  62,189          $    --        $    6,392 (b)    $   9,987 (c)     $ 47,422      $ 11,172
----------
                                  ==============  ===============  ================    =============     ============  ============

----------
----------
  2000        Allowance for
                  doubtful
                  accounts (a)        $  11,172          $    --        $  131,350 (b)    $  18,529 (c)       $   --     $ 123,993
                                  ==============  ===============  ================    =============     ============  ============



(a)    Deducted from receivables on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.



                                                                              Costs Capitalized
                                                                               Subsequent To
                                                     Initial Cost              Acquisition
                                          ------------------------  --------------------
                            Encum-                     Buildings and Improve-    Carrying
                            brances          Land       Improvements  ments      Costs
                           ----------     -----------  -----------  -----------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Lexington, North Carolina-            $210,977            -            -        -

    Bennigan's Restaurant:
      Sunrise, Florida         -           1,147,705      925,087            -        -

    Boston Market Restaurants:
      Raleigh, North Carolina (-)            702,215      599,388            -        -
      Timonium, Maryland       -             769,653            -      429,774        -
      San Antonio, Texas       -             677,584            -      223,333        -
      Minnetonka, Minnesota (i)-             574,766            -       25,792 (h)    -

    Burger King Restaurant:
      Kinston, North Carolina  -             262,498      663,421            -        -

    Chevy's Fresh Mex Restaurant:
      Mesa, Arizona            -           1,029,236    1,598,376            -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Houston, Texas       -             889,003            -      844,282        -
          Galveston, Texas     -             687,946            -      836,386        -
          Elizabethtown, Kentuc-y            488,945            -    1,045,207        -
          Destin, Florida      -             565,354            -    1,022,196        -

    Ground Round Restaurant:
      Rochester, New York      -             525,891      582,882            -        -

    IHOP Restaurant:
      Santa Rosa, California   -             501,216            -            -        -

    Jack in the Box Restaurants:
      Centerville, Texas       -             261,913            -      543,079        -
      Echo Park, California    -             674,647            -      659,358        -
      Henderson, Nevada        -             522,741            -      608,548        -
      Houston, Texas           -             778,706            -      589,840        -

    NI's Interational Buffet
      Restaurant:
          Stow, Ohio           -             489,799            -            -        -

    Wendy's Restaurant:
      Sparta, Tennessee        -             221,537            -      432,842        -

    On The Border Restaurant:
      San Antonio, Texas (k)   -                   -            -    1,288,148        -
                                          -----------  -----------  -----------  -------

                                          $11,982,332  $4,369,154   $8,548,785        -
                                          ===========  ===========  ===========  =======


Properties the Partnership
    Invested in Under
    Direct Financing Leases:

    Arby's Restaurant:
        Lexington, North Caroli-a                  -     $459,004            -        -

    Golden Corral Family
        Steakhouse Restaurant:
            Stow, Ohio         -                   -    1,280,986            -        -

    IHOP Restaurants:
        Bridgeview, Illinois   -             354,227    1,151,199            -        -
        Santa Rosa, California -                   -      859,306            -        -
                                          -----------  -----------  -----------  -------
                                          -----------  -----------

                                            $354,227   $3,750,495           $0        -
                                          ===========  ===========  ===========  =======

Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio           -            $407,096            -     $498,684        -
                                          ===========  ===========  ===========  =======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under an Operating Lease:

    Taco Bell Restaurant:
      Portsmouth, Virginia     -            $254,046            -            -        -
                                          ===========  ===========  ===========  =======

Property of Joint Venture
    in Which the Partnership
    has a 39.50% Interest
    in Under an Operating Lease:

    TGIF's Restaurant:
      Homestead, Pittsburgh    -          $1,036,296   $1,499,296            -        -
                                          ===========  ===========  ===========  =======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under a Direct Financing Lease:

    Taco Bell Restaurant
      Portsmouth, Virginia     -                   -     $323,725            -        -
                                          ===========  ===========  ===========  =======

                                                                                      Life on Which
                   Gross Amount at Which                                              Depreciation in
                 Carried at Close of Period (c)               Date                    Latest Income
-------------------------------------------
                 Buildings and                Accumulated     of Con-    Date         Statement is
    Land         Improvements     Total       Depreciation    struction Acquired        Computed
-------------    -----------    -----------   -----------     ------    --------      ------------





    $210,977             (f)      $210,977             -      1997       07/97            (d)


   1,147,705        925,087      2,072,792        78,358      1982       06/98            (b)


     702,215        599,388      1,301,603        78,657      1994       01/97            (b)
     769,653 (j)    429,774      1,199,427        47,878      1997       05/97            (b)
     677,584        223,333        900,917        25,056      1997       04/97            (b)
     600,558 (h)         (f)       600,558             -      1997       04/97            (d)


     262,498        663,421        925,919        88,656      1994       12/96            (b)


   1,029,236      1,598,376      2,627,612       159,945      1994       12/97            (b)



     889,003        844,282      1,733,285       105,517      1997       12/96            (b)
     687,946        836,386      1,524,332       100,874      1997       01/97            (b)
     488,945      1,045,207      1,534,152       111,334      1997       05/97            (b)
     565,354      1,022,196      1,587,550        98,777      1998       09/97            (b)


     525,891        582,882      1,108,773        62,131      1981       10/97            (b)


     501,216             (f)       501,216             -      1997       05/97            (d)


     261,913        543,079        804,992        66,952      1997       01/97            (b)
     674,647        659,358      1,334,005        77,153      1997       01/97            (b)
     522,741        608,548      1,131,289        70,986      1997       01/97            (b)
     778,706        589,840      1,368,546        64,325      1997       05/97            (b)



     489,799             (f)       489,799             -      1997       04/97            (d)


     221,537        432,842        654,379        48,229      1997       04/97            (b)


           -        855,436        855,436        10,522      1997       04/97            (k)
-------------    -----------    -----------   -----------

 $12,008,124     $12,459,435    $24,467,559   $1,295,350
=============    ===========    ===========   ===========







           -             (f)            (f)           (d)     1997       07/97            (d)



           -             (f)            (f)           (d)     1997       04/97            (d)


          (f)            (f)            (f)           (d)     1972       07/97            (e)










    $407,096       $498,684       $905,780       $33,938      1998       08/98            (b)
=============    ===========    ===========   ===========







    $254,046             (g)      $254,046            (d)     1997       02/99            (d)
=============                   ===========







  $1,036,296     $1,499,296     $2,535,592       $29,290      2000       06/00            (b)
=============    ===========    ===========   ===========







          (g)            (g)            (g)           (d)     1997       02/99            (d)







                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, 1998, and 1997 are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                 $ 21,451,442         $   140,380
                 Acquisitions                                                  2,134,889                  --
                 Depreciation expense                                                 --             372,473
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                   23,586,331             512,853
                 Acquisitions                                                     25,792                  --
                 Depreciation expense                                                 --             386,932
                                                                         ----------------   -----------------

                 Balance, December 31, 1999 (i)                               23,612,123             899,785
                 Reclassified from net investment in direct
                   financing lease (k)                                           855,436                  --
                 Depreciation expense                                                 --             395,565
                                                                         ----------------   -----------------

                 Balance, December 31, 2000 (i)(j)(l)                       $ 24,467,559        $  1,295,350
                                                                         ================   =================

            Property  of Joint  Venture  in Which the  Partnership  has a 39.93%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   875,700            $     --
                 Acquisitions                                                     30,080                  --
                 Depreciation expense                                                 --              17,315
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      905,780              17,315
                 Acquisitions                                                         --                  --
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   905,780         $    33,938
                                                                         ================   =================



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, 1998, and 1997 are summarized as follows:


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

            Property  of Joint  Venture  in Which the  Partnership  has a 57.20%
              Interest and has Invest in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisitions                                                    254,046                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      254,046                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,046                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,046                  --
                                                                         ================   =================

            Property  of Joint  Venture  in Which the  Partnership  has a 39.50%
              Interest and has Invest in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,535,592                  --
                 Depreciation expense                                                 --              29,290
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  2,535,592         $    29,290
                                                                         ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and the joint ventures for federal income tax purposes was $26,932,200 and $3,925,143, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2000


(g) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. Accordingly costs relating to this component of this lease are not shown.

(h) Amount represents site improvements and is included in total land value for this Property.

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $197,466 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment at December 31, 1998, represented the difference between the Property's carrying value at December 31, 1998, and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on assets. No additional impairment was recorded for the year ended December 31, 2000 and 1999.

(j) For financial reporting purposes, the undepreciated cost of the Property in Timonium, Maryland, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $280,372 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

(k) For financial reporting purposes, during 2000, the undepreciated cost of the Property in San Antonio, Texas, was reduced to its estimated net realizable value due to an impairment in value. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 27.1 years.

(l) For financial reporting purposes, the undepreciated cost of the Property in Raleigh, North Carolina, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $272,945 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

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


**previously filed