Form 10-Q
period 2001-03-31
CNL INCOME FUND XVIII LTD
filed 2001-05-15
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3295394
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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




Part I                                                                                           Page
                                                                                                 ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   7-10

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                           10

Part II

   Other Information                                                                    11-14


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,             December 31,
                                                                             2001                    2000
                                                                       ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $1,396,007 and
       $1,295,350, respectively, and allowance for
       loss on assets of $750,783 in 2001 and 2000                          $ 22,320,769            $ 22,421,426
   Net investment in direct financing leases                                   3,974,275               3,984,296
   Investment in joint ventures                                                1,258,293               1,762,821
   Cash and cash equivalents                                                     727,579                 479,603
   Receivables, less allowance for doubtful
       accounts of $91,605 and $123,993,
       respectively                                                                  459                     346
   Prepaid expenses                                                               10,927                  22,399
   Accrued rental income, less allowance for
       doubtful accounts of $4,366 in 2001                                       482,019                 440,148
   Other assets                                                                    1,563                   1,313
                                                                       ------------------      ------------------

                                                                            $ 28,775,884            $ 29,112,352
                                                                       ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $  132,690              $   33,559
   Accrued and escrowed real estate taxes payable                                 27,437                  11,788
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         98,141                  53,181
   Rents paid in advance                                                           7,474                   7,474
   Deferred rental income                                                          5,218                   5,298
                                                                       ------------------      ------------------
       Total liabilities                                                         970,960                 811,300

   Partners' capital                                                          27,804,924              28,301,052
                                                                       ------------------      ------------------

                                                                            $ 28,775,884            $ 29,112,352
                                                                       ==================      ==================

See accompanying notes to condensed financial statements.






                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 516,909         $ 608,345
    Earned income from direct financing leases                                    100,155           130,472
    Interest and other income                                                       8,545            21,574
                                                                           ---------------    --------------
                                                                                  625,609           760,391
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                          259,162            33,921
    Professional services                                                          33,601            10,234
    Management fees to related party                                                6,482             7,254
    Real estate taxes                                                              26,877             1,244
    State and other taxes                                                          23,192            17,604
    Depreciation and amortization                                                 101,462            96,700
    Transaction costs                                                                  --             7,380
                                                                           ---------------    --------------
                                                                                  450,776           174,337
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures                                174,833           586,054

Equity in Earnings of Joint Ventures                                               29,039            16,537
                                                                           ---------------    --------------

Net Income                                                                      $ 203,872         $ 602,591
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                               $   --            $   --
    Limited partners                                                              203,872           602,591
                                                                           ---------------    --------------

                                                                                $ 203,872         $ 602,591
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.06          $   0.17
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,500,000
                                                                           ===============    ==============


See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended           Year Ended
                                                                            March 31,            December 31,
                                                                               2001                  2000
                                                                        -------------------    ------------------

General partners:
    Beginning balance                                                          $    (5,319 )          $   (5,319 )
    Net income                                                                          --                     -
                                                                        -------------------    ------------------
                                                                                    (5,319 )              (5,319 )
                                                                        -------------------    ------------------

Limited partners:
    Beginning balance                                                           28,306,371            29,989,174
    Net income                                                                     203,872             1,117,197
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)                                        (700,000 )          (2,800,000 )
                                                                        -------------------    ------------------
                                                                                27,810,243            28,306,371
                                                                        -------------------    ------------------

Total partners' capital                                                       $ 27,804,924          $ 28,301,052
                                                                        ===================    ==================

See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 447,957     $   706,977
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               500,019                --
                                                                           ---------------    --------------
          Net cash provided by investing activities                               500,019                --
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (700,000 )        (700,000 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (700,000 )        (700,000 )
                                                                           ---------------    --------------

Net Increase in Cash and Cash Equivalents                                         247,976             6,977

Cash and Cash Equivalents at Beginning of Quarter                                 479,603         1,282,113
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                     $ 727,579        $1,289,090
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter
                                                                                $ 700,000         $ 700,000
                                                                           ===============    ==============

See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures:
         ----------------------------

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold the portion of its interest in TGIF Pittsburgh Joint Venture at the current carrying value of the interest, no gain or loss was recognized for financial reporting purposes. As of March 31, 2001, the Partnership had contributed approximately $501,500 to the joint venture and owned a 19.78% interest in this joint venture.

4.       Litigation Settlement:
         ---------------------

         In September 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership alleging a breach contract entered into by Finest Foodservice, LLC and assigned to the Partnership in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Litigation Settlement:
         ---------------------

         its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $82,000 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest Foodservice, LLC. The Partnership accrued this amount as of March 31, 2001 as a general and administrative expense.


5.       Subsequent Event:
         ----------------

         In April 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market property in Raleigh, North Carolina. At December 31, 2000, the Partnership established a provision for loss on assets related to the anticipated sale of this property. As of May 3, 2001, the sale had not occurred.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 25 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $447,957 and $706,977 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described below in "Results of Operations."

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold the portion of its interest in TGIF Pittsburgh Joint Venture at the current carrying value of the interest, no gain or loss was recognized for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital needs. As of March 31, 2001, the Partnership owned a 19.78% interest in this joint venture.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 2001, the Partnership had $727,579 invested in such short-term investments, as compared to $479,603 at December 31, 2000. The increase in cash and cash equivalents was primarily due to the fact that during the quarter ended March 31, 2001, the Partnership received approximately $500,000 from the sale of a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., as described above. The funds remaining at March 31, 2001, will be used to pay distributions and other liabilities and to meet the Partnership's working capital needs.

         In April 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market Property in Raleigh, North Carolina. As of May 3, 2001, the sale had not occurred.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on cash from operations, and for the quarter ended March 31, 2001 anticipated future cash from operations, the Partnership declared distributions to limited partners of $700,000 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $888,964 at March 31, 2001, from $811,300 at December 31, 2000. Total liabilities at March 31, 2001, to the extent they exceed cash and cash equivalents at March 31, 2001, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased 22 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $617,064 and $738,817, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $54,900 during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, primarily due to the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. During 1998, one of these tenants rejected the lease relating to one of the Partnership's Properties and ceased making rental payments to the Partnership for this lease. The Partnership continued receiving rental payments relating to the leases that were not rejected. Until June 2000, at which time the other two tenants rejected the leases relating to the two remaining Properties and ceased making rental payments. The Partnership will not recognize any rental and earned income from these Properties until new tenants for the Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from the rejected leases, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for the rejected Properties.

         In addition, rental and earned income decreased by approximately $29,300 during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This decrease was due to the fact that in June 2000, the tenant of the Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         In addition, rental and earned income decreased by approximately $33,800 during quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This decrease was due to the fact that in October 2000, the Partnership terminated the lease with the tenant of the Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $29,039 and $16,537, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures for the quarter ended March 31, 2001, is primarily due to the fact that in June 2000, the Partnership invested in TGIF Pittsburgh Joint Venture.

         Operating expenses, including depreciation and amortization expense, were $450,776 and $174,337 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the fact that during the quarter ended March 31, 2001, the Partnership incurred approximately $82,000 pursuant to a judgment entered against the Partnership in a lawsuit. The general partners are considering whether they will appeal the judgment. In addition, the increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the five vacant Properties, as described above. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for these Properties.

         The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was also partially attributable to an increase in depreciation expense as the result of the fact that during 2000, the Partnership reclassified the lease relating to the Property in San Antonio, Texas, in which the Partnership only owns the building portion, from direct financing lease to operating lease. The tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the landlord of the land, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, the Partnership incurred approximately $43,700 in rent expense relating to the building portion of the Property. The Partnership will continue to incur such expenses until the Partnership finds a replacement tenant for this Property.

         The relative increase in operating expenses between the quarter ended March 31, 2001 and the quarter ended March 31, 2000 was partially offset by the fact that the Partnership incurred $7,380 during the quarter ended March 31, 2000, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
            ------------------

            On August 10, 1998, DJD Partners VII, LLC served a purported lawsuit filed September 23, 1998 against Finest Foodservice, LLC and CNL Income Fund XVIII, Ltd., DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to CNL Income Fund XVIII, Ltd. in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of CNL Income Fund XVIII, Ltd. On May 4, 2001, the District Court awarded a judgment of approximately $82,000 to the plaintiff. CNL Income Fund XVIII, Ltd. is considering whether it will appeal the judgment.

Item 2.    Changes in Securities.       Inapplicable.
           --------------------------

Item 3.    Default upon Senior Securities.   Inapplicable.
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.Inapplicable.
           ----------------------------------------------------

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

(b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this  15th day of May, 2001.


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