Form 10-Q
period 2001-06-30
CNL INCOME FUND XVIII LTD
filed 2001-08-09
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-3295394
----------------------------------------------- --------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                     32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
                                                --------------------------------


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




Part I                                                                                Page
                                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Operations                                    2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   9-14

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                                           14

Part II

   Other Information                                                                    15-18


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           June 30,              December 31,
                                                                             2001                    2000
                                                                       ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for
       loss on assets                                                       $ 20,776,675            $ 22,421,426
   Net investment in direct financing leases                                   3,963,991               3,984,296
   Investment in joint ventures                                                1,254,671               1,762,821
   Cash and cash equivalents                                                   1,258,207                 479,603
   Receivables, less allowance for doubtful
       accounts of $90,947 and $123,993,
       respectively                                                                1,496                     346
   Prepaid expenses                                                               12,220                  22,399
   Accrued rental income                                                         531,537                 440,148
   Other assets                                                                    1,430                   1,313
                                                                       ------------------      ------------------

                                                                            $ 27,800,227            $ 29,112,352
                                                                       ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   85,496              $   33,559
   Accrued and escrowed real estate taxes payable                                 51,622                  11,788
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         53,967                  53,181
   Rents paid in advance                                                          20,304                   7,474
   Deferred rental income                                                          5,138                   5,298
                                                                       ------------------      ------------------
       Total liabilities                                                         916,527                 811,300

   Commitment (Note 7)

   Partners' capital                                                          26,883,700              28,301,052
                                                                       ------------------      ------------------

                                                                            $ 27,800,227            $ 29,112,352
                                                                       ==================      ==================
See accompanying notes to condensed financial statements.





                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Quarter Ended                  Six Months Ended
                                                                        June 30,                        June 30,
                                                                 2001              2000           2001           2000
                                                             -------------     -------------  -------------  --------------
Revenues:
    Rental income from operating leases                         $ 524,556         $ 603,820     $1,041,465     $ 1,212,165
    Adjustments to accrued rental income                               --           (92,314 )           --         (92,314 )
    Earned income from direct financing leases                     99,893           115,994        200,048         246,466
    Interest and other income                                       4,087            12,140         12,632          33,714
                                                             -------------     -------------  -------------  --------------
                                                                  628,536           639,640      1,254,145       1,400,031
                                                             -------------     -------------  -------------  --------------

Expenses:
    General operating and administrative                          121,128            46,364        380,290          80,285
    Professional services                                          27,482             5,943         61,083          16,177
    Management fees to related party                                5,830             6,995         12,312          14,249
    Real estate taxes                                              26,721             1,420         53,598           2,664
    State and other taxes                                             792                --         23,984          17,604
    Depreciation and amortization                                  81,226            96,700        182,688         193,400
    Transaction costs                                                  --            15,494             --          22,874
                                                             -------------     -------------  -------------  --------------
                                                                  263,179           172,916        713,955         347,253
                                                             -------------     -------------  -------------  --------------

Income Before Equity in Earnings of Joint Ventures,
    Lease Termination Refund to Tenant, Loss on
    Sale of Assets and Provision for Loss on Assets
                                                                  365,357           466,724        540,190       1,052,778

Equity in Earnings of Joint Ventures                               28,542            15,938         57,581          32,475

Lease Termination Refund to Tenant                                     --           (84,873 )           --         (84,873 )

Loss on Sale of Assets                                            (18,855 )              --        (18,855 )            --

Provision for Loss on Assets                                     (596,268 )              --       (596,268 )            --
                                                                                              -------------  --------------
                                                             -------------     -------------

Net Income (Loss)                                              $ (221,224 )       $ 397,789     $  (17,352 )   $ 1,000,380
                                                             =============     =============  =============  ==============

Allocation of Net Income (Loss):
    General partners                                            $  (1,827 )          $   --      $  (1,827 )       $    --
    Limited partners                                             (219,397 )         397,789        (15,525 )     1,000,380
                                                             -------------     -------------  -------------  --------------

                                                               $ (221,224 )       $ 397,789     $  (17,352 )   $ 1,000,380
                                                             =============     =============  =============  ==============

Net Income (Loss) Per Limited Partner Unit                      $   (0.06 )        $   0.11       $   0.00       $    0.29
                                                             =============     =============  =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                           3,500,000         3,500,000      3,500,000       3,500,000
                                                             =============     =============  =============  ==============
See accompanying notes to condensed financial statements.




                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Six Months Ended           Year Ended
                                                                           June 30,              December 31,
                                                                             2001                    2000
                                                                    -----------------------    ------------------

General partners:
    Beginning balance                                                        $      (5,319 )          $   (5,319 )
    Net income (loss)                                                               (1,827 )                   -
                                                                    -----------------------    ------------------
                                                                                    (7,146 )              (5,319 )
                                                                    -----------------------    ------------------

Limited partners:
    Beginning balance                                                           28,306,371            29,989,174
    Net income (loss)                                                              (15,525 )           1,117,197
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)                                      (1,400,000 )          (2,800,000 )
                                                                    -----------------------    ------------------
                                                                                26,890,846            28,306,371
                                                                    -----------------------    ------------------

Total partners' capital                                                     $   26,883,700          $ 28,301,052
                                                                    =======================    ==================

See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2001               2000
                                                                         -----------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $  830,035        $1,270,560
                                                                         -----------------    --------------

    Cash Flows from Investing Activities:
       Decrease in restricted cash                                                     --           688,997
       Investment in joint ventures                                                    --        (1,001,592 )
       Proceeds from sale of assets                                             1,348,569                --
                                                                         -----------------    --------------
          Net cash provided (used in) by investing
              activities                                                        1,348,569          (312,595 )
                                                                         -----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,400,000 )      (1,400,000 )
                                                                         -----------------    --------------
          Net cash used in financing activities                                (1,400,000 )      (1,400,000 )
                                                                         -----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                                  778,604          (442,035 )

Cash and Cash Equivalents at Beginning of Period                                  479,603         1,282,113
                                                                         -----------------    --------------

Cash and Cash Equivalents at End of Period                                    $ 1,258,207         $ 840,078
                                                                         =================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of quarter
                                                                               $  700,000         $ 700,000
                                                                         =================    ==============
See accompanying notes to condensed financial statements.





                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at:

                                                                               June 30,        December 31, 2000
                                                                                 2001
                                                                          -------------------  ------------------

                Land                                                            $ 11,238,472          12,008,124
                Buildings                                                         12,029,660          12,459,435
                                                                          -------------------  ------------------
                                                                                  23,268,132          24,467,559
                Less accumulated depreciation                                     (1,424,777 )        (1,295,350 )
                                                                          -------------------  ------------------
                                                                                  21,843,355          23,172,209
                Less allowance for loss on land and
                     building                                                     (1,066,680 )          (750,783 )
                                                                          -------------------  ------------------

                                                                                $ 20,776,675        $ 22,421,426
                                                                          ===================  ==================





                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In June 2001, the Partnership sold its property in Timonium, Maryland, to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in a loss of $18,855 for financial reporting purposes.

         As of June 30, 2001, the Partnership established a provision for loss on assets of $387,138 for financial reporting purposes for a Boston Market property in San Antonio, Texas. The tenant of this property filed for bankruptcy in October 1998, and during 2000, rejected the lease relating to the property. The provision for loss represented the difference between the carrying value of the property and the estimated net realizable value of this property at June 30, 2001. In addition, the Partnership established a provision for loss on assets of $209,130 for financial reporting purposes for the On the Border property in San Antonio, Texas. The tenant of this property defaulted under the terms of its lease, vacated the property and ceased restaurant operations. The provision for loss represented the difference between the carrying value of the property and the estimated net realizable value of this property at June 30, 2001.

4.       Investment in Joint Ventures:
         ----------------------------

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold 50 percent of its interest in TGIF Pittsburgh Joint Venture at its current carrying value, no gain or loss was recognized for financial reporting purposes. As of June 30, 2001, the Partnership had a remaining investment of approximately $501,500 in the joint venture representing a 19.78% interest in this joint venture.

5.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the periods ended June 30:

                                                                            2001                 2000
                                                                       ----------------    ------------------

               Jack in the Box Inc.                                          $ 254,728             $ 254,728
               Golden Corral Corporation                                       249,575               328,806
               IHOP Properties, Inc.                                           139,876                   N/A
               Chevy's Incorporated                                            134,407                   N/A


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the periods ended June 30:

                                                                            2001                 2000
                                                                       ----------------    ------------------

               Golden Corral Family Steakhouse
                    Restaurant                                               $ 428,749            $  425,859
               Jack in the Box                                                 254,728               254,728
               IHOP                                                            139,876                   N/A
               Chevy's Fresh Mex                                               134,407                   N/A



         The information denoted by N/A indicates that for each period presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's Properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner.

6.       Litigation Settlement:
         ---------------------

         In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership, alleging a breach of contract that was originally entered into by Finest Foodservice, LLC and later assigned to the Partnership, in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998, Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $82,000 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest Foodservice, LLC. The Partnership had accrued this amount as a general and administrative expense as of June 30, 2001. A motion for reconsideration and a new trial has been filed with respect to the judgment entered against the Partnership.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


7.       Commitment:
         ----------

         In April 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market property in Raleigh, North Carolina. At December 31, 2000, the Partnership established a provision for loss on assets related to the anticipated sale of this property. As of July 31, 2001, the sale had not occurred.

8.       Subsequent Event:
         ----------------

         In July 2001, the Partnership sold its property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900 for financial reporting purposes. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners.





ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 24 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $830,035 and $1,270,560 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in income and expenses, as described below in "Results of Operations."

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold the portion of its interest in TGIF Pittsburgh Joint Venture at the current carrying value of the interest, no gain or loss was recognized for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital needs. As of June 30, 2001, the Partnership owned a remaining 19.78% interest in this joint venture.

         In June 2001, the Partnership sold its Property in Timonium, Maryland to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in a loss of $18,855 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property or pay liabilities of the Partnership.

         In July 2001, the Partnership sold its Property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900 for financial reporting purposes. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 2001, the Partnership had $1,258,207 invested in such short-term investments, as compared to $479,603 at December 31, 2000. The increase in cash and cash equivalents was primarily due to the fact that the Partnership had not reinvested the proceeds received from the sale of its Property in Timonium, Maryland and the sale of a portion of its interest in TGIF Pittsburgh Joint Venture, as described above. The funds remaining at June 30, 2001, after payment of distributions and other liabilities will be used to invest in an additional Property and to meet the Partnership's working capital needs.

         In April 2001, the Partnership entered into an agreement with an unrelated third party to sell the Boston Market Property in Raleigh, North Carolina. As of July 31, 2001, the sale had not occurred.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,400,000 for each of the six months ended June 30, 2001 and 2000 ($700,000 for each of the quarters ended June 30, 2001 and 2000). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2001 and 2000 ($0.20 per unit for each of the quarters ended June 30, 2001 and 2000). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the quarter and six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $916,527 at June 30, 2001, from $811,300 at December 31, 2000. The increase in total liabilities was attributable to an increase in accounts payable and accrued and escrowed real estate taxes payable at June 30, 2001, as compared to December 31, 2000. The general partners believe the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased 22 wholly owned Properties (which included one Property sold in June 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $1,241,513 and $1,366,317, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $624,449 and $627,500 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. Rental and earned income decreased during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, primarily due to the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. During 1998, one of these tenants in bankruptcy rejected its lease and ceased making rental payments to the Partnership for its lease. The Partnership continued receiving rental payments relating to the leases that were not rejected until June 2000, at which time the other two tenants rejected the leases relating to the two remaining Properties and ceased making rental payments. In conjunction with the rejected leases, during the quarter and six months ended June 30, 2000, the Partnership reversed $92,314 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and six months ended June 30, 2001. In June 2001, the Partnership sold the Property in Timonium, Maryland, as described in "Capital Resources." The Partnership will not recognize any rental and earned income from the remaining vacant Properties in Minnetonka, Minnesota and San Antonio, Texas, until new tenants are located or until the Properties are sold and the proceeds from the sales are reinvested in additional Properties. The lost revenues resulting from the remaining vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The general partners are currently seeking either new tenants or purchaser for these vacant Properties.

         In addition, rental and earned income decreased during quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, due to the fact that in October 2000, the Partnership terminated the lease with the tenant of the Boston Market Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2001 was also attributable to the fact that in June 2000, the tenant of the On the Border Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments on this Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The Partnership will not recognize any rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         During the six months ended June 30, 2001, four lessees, Golden Corral Corporation, Jack in the Box Inc., IHOP Properties, Inc. and Chevy's Incorporation each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the six months ended June 30, 2001, four restaurant chains Golden Corral Family Steakhouse Restaurants, Jack in the Box, IHOP and Chevy's Fresh Mex, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $57,581 and $32,475, respectively, attributable to net income earned by these joint ventures $28,542 and $15,938 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in equity earnings of joint ventures for the quarter and six months ended June 30, 2001, is primarily due to the fact that in June 2000, the Partnership invested in TGIF Pittsburgh Joint Venture.

         Operating expenses, including depreciation and amortization expense, were $713,955 and $347,253 for the six months ended June 30, 2001 and 2000, respectively, $263,179 and $172,916 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to the fact that during the quarter and six months ended June 30, 2001, the Partnership incurred approximately $82,000 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The general partners are appealing the judgment. In addition, the increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties, as described above. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for these Properties.

         The increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was also partially attributable to the fact that during 2000, the tenant of the On the Border Property in San Antonio, Texas, in which the Partnership only owns the building portion, subject to a ground lease, vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the quarter and six months ended June 30, 2001, the Partnership incurred approximately $36,600 and $73,200, respectively, in rent expense relating to the ground lease of the Property. The Partnership will continue to incur such expense until the Partnership finds a replacement tenant for this Property.

         In addition, the increase in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially offset by the fact that the Partnership incurred $15,494 and $22,874 during the quarter and six months ended June 30, 2000, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         The lease termination refund to tenant of $84,873 for the quarter and six months ended June 30, 2000 was due to lease termination negotiations during the quarter and six months ended June 30, 2000 related to the 1999 sale of the Partnership's Property in Atlanta, Georgia. No such amounts were incurred during the quarter and six months ended June 30, 2001. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.

         As a result of the sale of the Property in Timonium, Maryland, as described above in "Capital Resources", the Partnership recognized a loss of $18,855, for financial reporting purposes during the quarter and six months ended June 30, 2001. No Properties were sold during the quarter and six months ended June 30, 2000.

         During the quarter and six months ended June 30, 2001, the Partnership established a provision for loss on assets of $387,138, for financial reporting purposes for its Boston Market Property in San Antonio, Texas. The tenant of this Property filed for bankruptcy in October 1998, and during 2000, rejected its lease. The provision for loss represented the difference between the carrying value of the Property and the estimated net realizable value of this Property at June 30, 2001. In addition, during the quarter and six months, the Partnership established a provision for loss on assets of $209,130 for financial reporting purposes for its On the Border Property in San Antonio, Texas. The tenant of this Property defaulted under the terms of its lease, vacated the Property and ceased restaurant operations. The provision for loss represented the difference between the carrying value of the Property and the current estimated net realizable value of this Property at June 30, 2001. No such provision for loss was established during the quarter and six months ended June 30, 2000.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.
            ------------------

            On August 10, 1998, DJD Partners VII, LLC served a lawsuit filed on or about July 28, 1998 against Finest Foodservice, LLC and CNL Income Fund XVIII, Ltd., DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to CNL Income Fund XVIII, Ltd. in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of CNL Income Fund XVIII, Ltd. On May 4, 2001, the District Court awarded a judgment of approximately $82,000 to the plaintiff. CNL Income Fund XVIII, Ltd. is appealing the judgment.

Item 2.     Changes in Securities.       Inapplicable.
            --------------------------

Item 3.     Default upon Senior Securities.   Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.
            ----------------------------------------------------

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

    **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).

    **10.3 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.4 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.5 Form of Development Agreement (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.6 Form of Indemnification and Put Agreement (Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.7  Form of Unconditional Guarantee of Payment and Performance (Filed as
            Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.8  Form of Lease  Agreement for Existing  Restaurant  (Filed as Exhibit
            10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.9  Form of Lease  Agreement for Restaurant to be Constructed  (Filed as
            Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.10 Form of  Premises  Lease  for  Golden  Corral  Restaurant  (Filed as
            Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.

    **10.11 Form of Agreement  between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the
            Distribution  Reinvestment  Plans  (Filed  as  Exhibit  4.4  to  the
            Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.12 Form of  Cotenancy  Agreement  with  Unaffiliated  Entity  (Filed as
            Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.13 Form of Cotenancy Agreement with Affiliated Entity (Filed as Exhibit
            10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.14 Form of  Registered  Investor  Advisor  Agreement  (Filed as Exhibit
            10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 1st day of August, 2001.


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

    **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith).

    **10.3 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.4 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.5 Form of Development Agreement (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.6 Form of Indemnification and Put Agreement (Filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.7  Form of Unconditional Guarantee of Payment and Performance (Filed as
            Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.8  Form of Lease  Agreement for Existing  Restaurant  (Filed as Exhibit
            10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.9  Form of Lease  Agreement for Restaurant to be Constructed  (Filed as
            Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.10 Form of  Premises  Lease  for  Golden  Corral  Restaurant  (Filed as
            Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.11 Form of Agreement  between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the
            Distribution  Reinvestment  Plans  (Filed  as  Exhibit  4.4  to  the
            Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.12 Form of  Cotenancy  Agreement  with  Unaffiliated  Entity  (Filed as
            Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.13 Form of Cotenancy Agreement with Affiliated Entity (Filed as Exhibit
            10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

    **10.14 Form of  Registered  Investor  Advisor  Agreement  (Filed as Exhibit
            10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)