Form 10-Q
period 2001-09-30
CNL INCOME FUND XVIII LTD
filed 2001-11-09
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-24095
                     ---------------------------------------


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-3295394
---------------------------------------             -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
---------------------------------------             -------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                    -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10-15

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                            15

Part II

   Other Information                                                     16-19

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                             September 30,           December 31,
                                                                 2001                    2000
                                                           ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, net                  $ 19,505,966            $ 22,421,426
   Net investment in direct financing leases                       3,953,375               3,984,296
   Investment in joint ventures                                    3,002,637               1,762,821
   Cash and cash equivalents                                         509,919                 479,603
   Receivables, less allowance for doubtful
       accounts of $75,201 and $123,993,
       respectively                                                   11,297                     346
   Prepaid expenses                                                   10,685                  22,399
   Accrued rental income                                             564,591                 440,148
   Other assets                                                        1,100                   1,313
                                                           ------------------      ------------------

                                                                $ 27,559,570            $ 29,112,352
                                                           ==================      ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                               $   84,157              $   33,559
   Accrued and escrowed real estate taxes payable                     70,188                  11,788
   Distributions payable                                             700,000                 700,000
   Due to related parties                                             40,685                  53,181
   Rents paid in advance                                                  --                   7,474
   Deferred rental income                                              3,219                   5,298
                                                           ------------------      ------------------
       Total liabilities                                             898,249                 811,300

   Partners' capital                                              26,661,321              28,301,052
                                                           ------------------      ------------------

                                                                $ 27,559,570            $ 29,112,352
                                                           ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 2001              2000           2001           2000
                                                             -------------     -------------  -------------  --------------
Revenues:
    Rental income from operating leases                         $ 536,134         $ 554,553     $1,577,599     $ 1,766,718
    Adjustments to accrued rental income                               --                --             --         (92,314 )
    Earned income from direct financing leases                     99,561            87,577        299,609         334,043
    Interest and other income                                       5,375             3,667         18,007          37,381
                                                             -------------     -------------  -------------  --------------
                                                                  641,070           645,797      1,895,215       2,045,828
                                                             -------------     -------------  -------------  --------------

Expenses:
    General operating and administrative                           71,280            55,094        451,570         135,379
    Professional services                                          83,631            10,651        144,714          26,828
    Management fees to related party                                6,293             6,587         18,605          20,836
    Real estate taxes                                              23,947            12,056         77,545          14,720
    State and other taxes                                              --                --         23,984          17,604
    Depreciation and amortization                                 109,245            97,505        291,933         290,905
    Transaction costs                                                  --                --             --          22,874
                                                             -------------     -------------  -------------  --------------
                                                                  294,396           181,893      1,008,351         529,146
                                                             -------------     -------------  -------------  --------------

Income Before Equity in Earnings of Joint Ventures,
    Lease Termination Refund to Tenant, Gain on
    Sale of Assets and Provision for Loss on Assets
                                                                  346,674           463,904        886,864       1,516,682

Equity in Earnings of Joint Ventures                               65,191            41,149        122,772          73,624

Lease Termination Refund to Tenant                                     --                --             --         (84,873 )

Gain on Sale of Assets                                            177,865                --        159,010              --

Provision for Loss on Assets                                     (112,109 )        (280,372 )     (708,377 )      (280,372 )
                                                             -------------     -------------  -------------  -------------

Net Income                                                      $ 477,621         $ 224,681      $ 460,269     $ 1,225,061
                                                             =============     =============  =============  ==============

Allocation of Net Income:
    General partners                                               $   --            $   --         $   --         $    --
    Limited partners                                              477,621           224,681        460,269       1,225,061
                                                             -------------     -------------  -------------  --------------

                                                                $ 477,621         $ 224,681      $ 460,269     $ 1,225,061
                                                             =============     =============  =============  ==============

Net Income Per Limited Partner Unit                              $   0.14          $   0.06       $   0.13       $    0.35
                                                             =============     =============  =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                           3,500,000         3,500,000      3,500,000       3,500,000
                                                             =============     =============  =============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                 Nine Months Ended            Year Ended
                                                   September 30,             December 31,
                                                       2001                      2000
                                              -------------------------    ------------------
General partners:
    Beginning balance                                    $      (5,319 )          $   (5,319 )
    Net income                                                      --                     -
                                              -------------------------    ------------------
                                                                (5,319 )              (5,319 )
                                              -------------------------    ------------------

Limited partners:
    Beginning balance                                       28,306,371            29,989,174
    Net income                                                 460,269             1,117,197
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                  (2,100,000 )          (2,800,000 )
                                              -------------------------    ------------------
                                                            26,666,640            28,306,371
                                              -------------------------    ------------------

Total partners' capital                                 $   26,661,321          $ 28,301,052
                                              =========================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                   September 30,
                                                               2001               2000
                                                          ----------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                 $ 1,270,122        $1,746,974
                                                          ----------------    --------------

    Cash Flows from Investing Activities:
       Decrease in restricted cash                                     --           688,997
       Investment in joint ventures                            (1,766,420 )      (1,001,558 )
       Proceeds from sale of assets                             2,626,614
                                                          ----------------    --------------
          Net cash provided (used in) by investing
              activities                                          860,194          (312,561 )
                                                          ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                       (2,100,000 )      (2,100,000 )
                                                          ----------------    --------------
          Net cash used in financing activities                (2,100,000 )      (2,100,000 )
                                                          ----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                   30,316          (665,587 )

Cash and Cash Equivalents at Beginning of Period                  479,603         1,282,113
                                                          ----------------    --------------

Cash and Cash Equivalents at End of Period                     $  509,919         $ 616,526
                                                          ================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end
          of period                                            $  700,000         $ 700,000
                                                          ================    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         At December 31, 2000, the Partnership established a provision for loss on assets of $280,372 for financial reporting purposes for its Boston Market property in Timonium, Maryland. The tenant of this property filed for bankruptcy in October 1998, and during 2000, rejected the lease relating to the property. In June 2001, the Partnership sold this property to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in an additional loss of $18,855 for financial reporting purposes.

         In July 2001, the Partnership sold its property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900 for financial reporting purposes. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners (see Note 4.)

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         As of September 30, 2001, the Partnership established a provision for loss on assets of $387,138 for financial reporting purposes for a Boston Market property in San Antonio, Texas. The tenant of this property filed for bankruptcy in October 1998, and during 2000, rejected the lease relating to the property. The provision for loss represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value of this property. In addition, the Partnership established a provision for loss on assets of $321,239 for financial reporting purposes for the On the Border property in San Antonio, Texas. The tenant of this property defaulted under the terms of its lease, vacated the property and ceased restaurant operations. The provision for loss represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value of this property.

4.       Investment in Joint Ventures:
         ----------------------------

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold 50 percent of its interest in TGIF Pittsburgh Joint Venture at its current carrying value, no gain or loss was recognized for financial reporting purposes. As of September 30, 2001, the Partnership had a remaining investment of approximately $501,500 in the joint venture representing a 19.78% interest in this joint venture.

         In July 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Henderson, Nevada, in an additional property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the property. The Partnership accounts for its investment in this property under the equity method since the Partnership shares control with an affiliate.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures and the property held as tenants-in-common at:

                                                            September 30,         December 31,
                                                                2001                 2000
                                                          ------------------   ------------------
          Land and buildings on operating leases, net          $  5,759,461          $ 3,632,190
          Net investment in direct financing lease                  314,393              317,357
          Cash                                                        7,712               48,518
          Receivables                                                 9,907                   --
          Prepaid expenses                                              655                  377
          Accrued rental income                                     104,092               56,163
          Liabilities                                                12,606               13,055
          Partner's capital                                       6,183,614            4,041,550
          Revenues                                                  398,709              306,267
          Net income                                                333,278              256,965

         The Partnership recognized income totaling $122,772 and $73,624 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures and the property held as tenants-in-common with an affiliate, $65,191 and $41,149 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

5.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the property held as tenants-in-common) for each of the periods ended September 30:

                                                2001             2000
                                            --------------- ---------------

               Jack in the Box Inc.              $ 395,865       $ 382,092
               Golden Corral Corporation           374,363         493,209
               Metromedia Restaurant Group         220,056             N/A
               IHOP Properties, Inc.               211,347             N/A

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and the property held as tenants-in-common) for each of the periods ended September 30:

                                                  2001            2000
                                               --------------   --------------

               Golden Corral Family Steakhouse
                    Restaurant                     $ 642,911       $  425,859
               Jack in the Box                       395,865          254,728
               Bennigan's                            220,056              N/A
               IHOP                                  211,347              N/A

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

6.       Litigation Settlement:
         ---------------------

         In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership, alleging a breach of contract that was originally entered into by Finest Foodservice, LLC and later assigned to the Partnership, in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998, Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $82,000 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest Foodservice, LLC. The Partnership accrued this amount as a general and administrative expense as of September 30, 2001. A motion for reconsideration and a new trial was filed and denied. The Partnership intends to appeal the District Court's judgment. CNL INCOME FUND XVIII, LTD. (A Florida Limited Partnership) NOTES TO CONDENSED FINANCIAL STATEMENTS Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Subsequent Event:
         ----------------

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 2, 2001, the Partnership had repaid the entire loan to the corporate general partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 24 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and one Property held as tenants-in-common, with an affiliate of the general partners.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $1,270,122 and $1,746,974 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in income and expenses, as described below in "Results of Operations" and changes in the Partnership's working capital.

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, for approximately $500,000. Because the Partnership sold the portion of its interest in TGIF Pittsburgh Joint Venture at the current carrying value of the interest, no gain or loss was recognized for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay other liabilities and to meet the Partnership's working capital needs. As of September 30, 2001, the Partnership owned a remaining 19.78% interest in this joint venture.

         In June 2001, the Partnership sold its Property in Timonium, Maryland to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in a loss of $18,855 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property or pay liabilities of the Partnership.

         In July 2001, the Partnership sold its Property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900 for financial reporting purposes. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners. As of September 30, 2001, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the Property.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At September 30, 2001, the Partnership had $509,919 invested in such short-term investments, as compared to $479,603 at December 31, 2000. The funds remaining at September 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

         In October 2001, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 2, 2001, the Partnership had repaid the entire loan to the corporate general partner.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that on an aggregate basis the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended September 30, 2001, a loan from the corporate general partners and the net sales proceeds from the sale of the portion of the Partnership's interest in TGIF Pittsburgh Joint Venture, the Partnership declared distributions to limited partners of $2,100,000 for each of the nine months ended September 30, 2001 and 2000 ($700,000 for each of the quarters ended September 30, 2001 and 2000). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2001 and 2000 ($0.20 per unit for each of the quarters ended September 30, 2001 and 2000). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $898,249 at September 30, 2001, from $811,300 at December 31, 2000. The increase in total liabilities was attributable to an increase in accounts payable and accrued and escrowed real estate taxes payable at September 30, 2001, as compared to December 31, 2000. Liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001 will be paid from future cash from operations or in the event the general partners elect to make contributions or loans, from future general partner contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased 22 wholly owned Properties (which included two Properties sold in 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $1,877,208 and $2,008,447, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $635,695 and $642,130 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental and earned income decreased during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, primarily due to the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. During 1998, one of these tenants in bankruptcy rejected its lease and ceased making rental payments to the Partnership for its lease. The Partnership continued receiving rental payments relating to the leases that were not rejected until June 2000, at which time the other two tenants rejected the leases relating to the two remaining Properties and ceased making rental payments. In conjunction with the rejected leases, during the nine months ended September 30, 2000, the Partnership reversed $92,314 of previously accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and nine months ended September 30, 2001. In June 2001, the Partnership sold the Property in Timonium, Maryland, as described in "Capital Resources." The Partnership will not recognize any rental and earned income from the remaining vacant Properties in Minnetonka, Minnesota and San Antonio, Texas, until new tenants are located or until the Properties are sold and the proceeds from the sales are reinvested in additional Properties. The lost revenues resulting from the remaining vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for these vacant Properties.

         In addition, rental and earned income decreased during quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, due to the fact that in October 2000, the Partnership terminated the lease with the tenant of the Boston Market Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2001 was also attributable to the fact that in June 2000, the tenant of the On the Border Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments on this Property. The Partnership is currently seeking either a replacement tenant or purchaser for this Property. The general partners will continue to pursue collection of past due rental amounts relating to this Property. The Partnership will not recognize any rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         During the nine months ended September 30, 2001, four lessees, Golden Corral Corporation, Jack in the Box Inc., IHOP Properties, Inc. and Steak & Ale of Colorado, Inc. and S&A Properties, Corp. (affiliated under common control of Metromedia Restaurant Group) each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Property held as tenants-in-common with an affiliate of the general partners.) It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the nine months ended September 30, 2001, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, IHOP and Bennigan's, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and the Property held as tenants-in-common with an affiliate of the general partners). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the nine months ended September 30, 2001 and 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In addition, during the nine months ended September 30, 2001, the Partnership owned and leased one Property with an affiliate of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $122,772 and $73,624, respectively, attributable to net income earned by these joint ventures, $65,191 and $41,149 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in equity earnings of joint ventures for the quarter and nine months ended September 30, 2001, is primarily due to the fact that in June 2000 and July 2001, the Partnership invested in TGIF Pittsburgh Joint Venture and the Property in Denver, Colorado, as tenants-in-common, respectively.

         Operating expenses, including depreciation and amortization expense, were $1,008,351 and $529,146 for the nine months ended September 30, 2001 and 2000, respectively, $294,396 and $181,893 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the fact that during the nine months ended September 30, 2001, the Partnership incurred approximately $82,000 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The general partners are appealing the judgment. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to four vacant Properties, as described above. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for these Properties.

         The increase in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was also partially attributable to the fact that during 2000, the tenant of the On the Border Property in San Antonio, Texas, in which the Partnership only owns the building portion, subject to a ground lease, vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the quarter and nine months ended September 30, 2001, the Partnership incurred approximately $31,400 and $104,600, respectively, in rent expense relating to the ground lease of the Property. No such expense was recorded during the quarter and nine months ended September 30, 2000. The Partnership will continue to incur such expense until the Partnership finds a replacement tenant for this Property.

         The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by the fact that the Partnership incurred $22,874 during the nine months ended September 30, 2000, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). In June 1999, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         The lease termination refund to tenant of $84,873 for the nine months ended September 30, 2000 was due to lease termination negotiations during the nine months ended September 30, 2000 related to the 1999 sale of the Partnership's Property in Atlanta, Georgia. No such amounts were incurred during the quarter and nine months ended September 30, 2001. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.

         As a result of the sale of the Property in Henderson, Nevada, as described above in "Capital Resources", the Partnership recognized a gain of $177,865, for financial reporting purposes during the quarter and nine months ended September 30, 2001. In addition, as a result of the sale of the Property in Timonium, Maryland, as described above in "Capital Resources", the Partnership recognized a loss of $18,855, for financial reporting purposes during the nine months ended September 30, 2001. No Properties were sold during the quarter and nine months ended September 30, 2000.

         During the quarter and nine months ended September 30, 2001, the Partnership established a provision for loss on assets of $112,109 and $321,239, respectively, for financial reporting purposes for its On the Border Property in San Antonio, Texas. The tenant of this Property defaulted under the terms of its lease, vacated the Property and ceased restaurant operations. The provision for loss represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value of this Property. In addition, during the nine months ended September 30, 2001, the Partnership established a provision for loss on assets of $387,138, for financial reporting purposes for its Boston Market Property in San Antonio, Texas. The tenant of this Property filed for bankruptcy in October 1998, and during 2000, rejected its lease. The provision for loss represented the difference between the carrying value of the Property at September 30, 2001 and the general partners' estimated net realizable value of this Property.

         During the quarter and nine months ended September 30, 2000, the Partnership established a provision for loss on assets of $280,372 relating the Property in Timonium, Maryland. The provision for loss represented the difference between the estimated net sales proceeds based on a sales contract entered into with an unrelated third party and the net carrying value of the Property at September 30, 2000. In June 2001, the Partnership sold this Property, as described above.


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

              **10.2 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed as Exhibit
                       10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 1, 2001, and incorporated herein by reference.)

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

               (b)     Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2001.


                                    CNL INCOME FUND XVIII, LTD.

                                    By:  CNL REALTY CORPORATION
                                         General Partner


                                          By: /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                          By: /s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)