Form 10-K
period 2001-12-31
CNL INCOME FUND XVIII LTD
filed 2002-04-01
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). As of December 31, 1998, net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,810,000. During 1998, the Partnership had invested approximately $29,859,000 of the proceeds to acquire 24 Properties (which included one Property owned by a joint venture in which the Partnership is a co-venturer) and to pay acquisition fees and certain acquisition expenses. In February 1999, the Partnership invested in a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the General Partners to hold and purchase one Property and used the remaining amounts to establish a working capital reserve for Partnership purposes. In December 1999, the Partnership sold one Property in Atlanta, Georgia. In June 2000, the Partnership reinvested the net sales proceeds from the sale of the Property in Atlanta, Georgia in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each an affiliate of the General Partners, to purchase one Property in Homestead, Pennsylvania. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs. During 2001, the Partnership sold its Properties in Timonium, Maryland and Henderson, Nevada and reinvested the majority of these net sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. In addition, in December 2001, the Partnership sold its Property in Santa Rosa, California. As a result of the above transactions, as of December 31, 2001, the Partnership owned 19 Properties directly, and had interests in four additional Properties indirectly through joint venture or tenancy in common arrangements. In January 2002 the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Santa Rose, California in a Property in Houston, Texas. In addition, in January 2002, the Partnership reinvested the remaining net sales in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Description of Leases

         The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2012 and 2019. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 17 of the Partnership's 23 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage of the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases also generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

         In July 2001, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Properties in Timonium, Maryland and Henderson, Nevada, in a Property located in Denver, Colorado with CNL Income Fund VIII, Ltd., as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds it received from the sale of the Property in Santa Rosa, California, in a Property located in Austin, Texas, with CNL Income Fund X, Ltd., as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements." In addition, in January 2002, the Partnership reinvested the remaining net sales proceeds in a Property located in Houston, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2001, four lessees of the Partnership, Golden Corral Corporation, Jack in the Box Inc., IHOP Properties, Inc., and S&A Properties Corporation and Steak and Ale of Colorado, Inc. (under common control of Metromedia Restaurant Group, hereinafter referred to as Metromedia Restaurant Group), each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants, Jack in the Box Inc. was the lessee relating to three leases, Metromedia Restaurant Group was the lessee relating to two leases and IHOP Properties, Inc. was the lessee relating to one lease. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, Jack in the Box Inc. and Metromedia Restaurant Group will each continue to contribute more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) in 2002. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Bennigan's, and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) for 2001. In 2002, it is anticipated that Golden Corral, Jack in the Box and Bennigan's will each contribute more than ten percent of the Partnership's rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2001, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.


Joint Venture and Tenancy in Common Arrangements

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

         In addition, in February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture agreement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 57.2% interest in the joint venture.

         In addition, in June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd. and CNL Income Fund XVI, Ltd., affiliates of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The joint venture agreement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. As of December 31, 2001, the Partnership owned a 19.78% interest in the joint venture. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs.

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

         Net cash flow from operations of Columbus Joint Venture, CNL Portsmouth Joint Venture and TGIF Pittsburgh Joint Venture are distributed 39.93%, 57.2% and 19.78%, respectively, to the Partnership and the balance is distributed to the respective joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in July 2001, the Partnership entered into an agreement to hold a Property as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns an 80.7% interest in this Property. CNL Income Fund VIII, Ltd. is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         In addition, in January 2002, the Partnership reinvested a portion of the sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership entered into a separate long-term, triple-net lease with terms substantially the same as its other leases for each property.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to the management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership, plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         Effective July 1, 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to the Advisor. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc., the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 23 Properties. Of the 23 Properties, 19 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. As of December 31, 2001, the Partnership's Property sites ranged from approximately 24,400 to 148,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

               State                                 Number of Properties

               Arizona                                         1
               California                                      1
               Colorado                                        1
               Florida                                         2
               Illinois                                        1
               Kentucky                                        1
               Minnesota                                       1
               North Carolina                                  3
               New York                                        1
               Ohio                                            2
               Pennsylvania                                    1
               Tennessee                                       1
               Texas                                           6
               Virginia                                        1
                                                         --------------
               TOTAL PROPERTIES                               23
                                                         ==============

         Buildings. Each of the Properties owned by the Partnership as of December 31, 2001, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $23,240,960 and $6,205,016, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Restaurant Chain                        Number of Properties

                Arby's                                            2
                Bennigan's                                        2
                Boston Market                                     3
                Burger King                                       1
                Chevy's Fresh Mex                                 1
                Golden Corral                                     4
                Ground Round                                      1
                IHOP                                              1
                Jack in the Box                                   3
                NI's International Buffet                         1
                On the Border                                     1
                Taco Bell                                         1
                T.G.I. Friday's                                   1
                Wendy's                                           1
                                                            --------------
                TOTAL PROPERTIES                                 23
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

         At December 31, 2001, 2000, 1999, 1998 and 1997 the Properties were 83%, 80%, 96%, 96% and 100% occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                     2001              2000              1999               1998               1997
                                 -------------     -------------    ---------------     --------------     -------------
  Rental Revenues (1)(2)          $ 2,564,402       $ 2,888,408        $ 3,141,240        $ 2,953,285        $1,290,621
  Properties (2)                           19                20                 23                 24                22
  Average rent per
      property                      $ 134,969         $ 144,420          $ 136,576          $ 123,054           $58,665

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture and tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2001                             --                       --                      --
              2002                             --                       --                      --
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              Thereafter                       19              $ 2,594,700                 100.00%
                                        ----------            -------------           -------------
              Total (1)                        19              $ 2,594,700                 100.00%
                                        ==========            =============           =============

(1)      Excludes four Properties which were vacant at December 31, 2001.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 2001 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012 to 2013) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

         Jack in the Box Inc. leases three Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $113,000 (ranging from approximately $77,900 to $132,200).

         Metromedia Restaurant Group leases two Bennigan's restaurants. The initial term of one lease is 11 years (expiring in 2019) and the initial term of the other lease is ten years (expiring in 2018) and the average minimum base annual rent is approximately $218,400 (ranging from approximately $200,200 to $236,600).

         IHOP Properties, Inc. leases one IHOP restaurant. The initial term of the lease is 18 years (expiring in 2017) and the minimum base annual rent is approximately $144,100.

Item 3.  Legal Proceedings

         On August 10, 1998, DJD Partners VII, LLC served a lawsuit filed on or about July 28, 1998 against Finest Foodservice, LLC and CNL Income Fund XVIII, Ltd., DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to CNL Income Fund XVIII, Ltd. in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of CNL Income Fund XVIII, Ltd. On May 4, 2001, the District Court awarded a judgment of approximately $85,400 to the plaintiff. CNL Income Fund XVIII, Ltd. is appealing the judgment.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 1,559 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 2001 range from $8.57 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                           2001 (1)                                      2000(1)
                             --------------------------------------     ------------------------------------------
                               High         Low          Average           High           Low          Average
                             ---------    ---------    ------------     -----------     ---------    -------------
     First Quarter              $6.86       $ 6.80         $  6.83           $9.30        $ 7.45          $  8.73
     Second Quarter              6.57         6.57            6.57            6.65          6.65             6.65
     Third Quarter               6.30         6.30            6.30            7.27          7.27             7.27
     Fourth Quarter              8.00         8.00            8.00            6.47          6.47             6.47

(1)      A total of 22,500 and 10,290 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $2,800,000 to the Limited Partners. Distributions of $700,000 were declared at the close of each of the Partnership's calendar quarters during 2001 and 2000, to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee.

(b)      Not applicable.



Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.




                                    Year Ended        Year Ended      Year Ended      Year Ended       Year Ended
                                   December 31,      December 31,    December 31,    December 31,     December 31,
                                       2001              2000            1999            1998             1997
                                  ----------------  --------------- --------------- ---------------- ---------------
    Revenues (1)                     $  2,681,283     $  3,021,125     $ 3,192,371      $ 3,097,757     $ 1,453,242
    Net income (3)(4)(5)                1,168,765        1,117,197       2,515,356        2,302,322       1,154,760
    Cash distributions
        declared                        2,800,000        2,800,000       2,799,998        2,657,764       1,310,885
    Net income per Unit                      0.33             0.32            0.72             0.66            0.51
    Cash distributions
        declared per Unit                    0.80             0.80            0.80             0.76            0.57
    Weighted average number
        of Limited Partner
        Unitsoutstanding (2)            3,500,000        3,500,000       3,500,000        3,495,278       2,279,801

                                       2001              2000            1999            1998             1997
                                  ----------------  --------------- --------------- ---------------- ----------------
    At December 31:
        Total assets                $  27,511,695    $  29,112,352     $30,866,006      $31,112,617     $31,807,255
        Total partners'                26,669,817       28,301,052      29,983,855       30,268,497      29,846,580
        capital

(1)      Revenues include equity in earnings of joint ventures.

(2) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

(3) Net income for the years ended December 31, 2001, 2000, and 1998, includes $708,377, $993,178 and $197,466, respectively, from provisions for write-down of assets.

(4) Net income for the years ended December 31, 2001 and 1999, include $429,072 and $46,300 from gains on sale of assets.

(5) Net income for the year ended December 31, 2000, includes $100,000 from lease termination income.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 23 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, interest received and distributions from joint ventures, less cash paid for expenses). Cash from operations was $1,684,911, $2,310,051, and $2,797,040, for the years ended
December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001 and 2000, each as compared to the previous year, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the General Partners, to own and lease one restaurant Property. As of December 31, 2001, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         In  December  1999,  the  Partnership  sold its  Property  in  Atlanta,
Georgia, and received net sales proceeds of $688,997, resulting in a gain of $46,300. In June 2000, the Partnership reinvested the net sales proceeds from this sale into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to own and lease one restaurant Property. As of December 31, 2000, the Partnership had contributed approximately $1,001,600 to the joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., for approximately $500,000. Because the Partnership sold 50% of its interest in TGIF Pittsburgh Joint Venture at its current carrying value, no gain or loss was recognized. As of December 31, 2001, the Partnership had a remaining investment of approximately $501,500 in the joint venture representing a 19.78% interest in this joint venture. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs.

         In June 2001, the Partnership sold its Property in Timonium, Maryland to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in a loss of $18,855. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., as described below.

         In July 2001, the Partnership sold its Property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2001, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the Property.

         In addition, in December 2001, the Partnership sold its Property in Santa Rosa, California to an unrelated third party for approximately $1,718,800 and received net sales proceeds of approximately $1,664,800 resulting in a gain of approximately $270,100. In January 2002, the Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and reinvested the remaining net sales proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners.

         In 2001, the Partnership entered in a promissory note with the corporate General Partner for a loan in the amount of $75,000 in connection with the operations of the partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner.

         None of the Properties owned or to be acquired by the Partnership, or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners or under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         In November 2001, the Partnership entered into an agreement with an unrelated third party to sell the On the Border property in San Antonio, Texas. As of March 15, 2002 the sale had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90 day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $226,136 invested in such short-term investments, as compared to $479,603 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.1% annually. The funds remaining at December 31, 2001 will be used to pay distributions and other liabilities of the Partnership.

         In January 2002, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $125,000 in connection with the operations of the partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of March 15, 2002, the Partnership had repaid the loan in full to the corporate General Partner.

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

         Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because all of the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs is necessary at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 2001 loans from the corporate General Partner, as described above in "Capital Resources," the Partnership declared distributions to the Limited Partners of $2,800,000, $2,800,000, and $2,799,998, for the years ended December 31, 2001, 2000, and 1999, respectively. This represents distributions of $0.80 per Unit, for each of the years ended December 31, 2001, 2000 and 1999. No distributions were made to the General Partners for the years ended December 31, 2001, 2000, or 1999. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 2001, 2000 or 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital accounts as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $20,273 and $53,181, respectively, to related parties for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $821,605 at December 31, 2001, as compared to $758,119 at December 31, 2000. Liabilities at December 31, 2001, to the extent they exceed cash and cash equivalents at December 31, 2001, will be paid from anticipated future cash from operations, loans from the General Partners, or from future General Partners contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for as operating leases. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint ventures agreement requires the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During  1999,  the  Partnership   owned  and  leased  25  wholly  owned
Properties (including one Property which was sold in 1999). During 2000 and 2001, the Partnership owned and leased 22 wholly owned Properties (including three Properties which were sold in 2001). In addition, during 1999, the Partnership was a co-venturer in two joint ventures, that each owned and leased one Property. During 2000 and 2001, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property, and during 2001, the Partnership owned and lease one Property with an affiliate, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture or tenancy in common arrangements, 23 Properties, which are generally subject to long-term triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $2,465,515, $2,772,490, and $3,071,229, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was partially due to the fact that the tenants of three Boston Market Properties, Boston Chicken, Inc., Finest Foodservice, L.L.C. and WMJ Texas, Inc., filed for bankruptcy in 1998. During 1998, one of these tenants in bankruptcy rejected its lease and ceased making rental payments to the Partnership for this lease. The Partnership continued receiving rental payments relating to the leases that were not rejected until June 2000, at which time the other two tenants rejected the leases relating to two remaining Properties and ceased making rental payments. In June 2001, the Partnership sold the Property in Timonium, Maryland, as described in "Capital Resources." The Partnership will not recognize any rental and earned income from the remaining vacant Properties in Minnetonka, Minnesota and San Antonio, Texas until new tenants for the Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from the remaining vacant Properties, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for these vacant Properties.

         Rental and earned income also decreased during 2001 and 2000, each as compared to the previous year, due to the fact that in October 2000, the Partnership terminated the lease with the tenant of the Boston Market Property in Raleigh, North Carolina, due to financial difficulties the tenant was experiencing. In connection therewith, the Partnership received $100,000 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         Rental and earned income also decreased during 2001 and 2000, each as compared to the previous year, due to the fact that in June 2000, the tenant of the On the Border Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property and discontinued making rental payments. As a result, in 2000, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded. The Partnership will not recognize any rental income relating to this Property until a new tenant for the Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         The decrease in rental income during 2001 and 2000, was also partially due to the 2001 sale of the Property in Henderson, Nevada, and the 1999 sale of the Property in Atlanta, Georgia, as described in "Capital Resources." In June 2000, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Atlanta, Georgia, in a joint venture arrangement, TGIF Pittsburgh Joint Venture, and in July 2001, the Partnership reinvested the net sales proceeds from the 2001 sale of the Property in Henderson, Nevada, in a Property in Denver, Colorado, with an affiliate of the General Partners as tenants-in-common. Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested these net sales proceeds in a joint venture and a Property with an affiliate of the General Partners, as tenants-in-common.

         During  the  years  ended  December  31,  2001,   2000  and  1999,  the
Partnership also earned $197,012, $112,863 and $61,656, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001, as compared to 2000, was primarily due to the Partnership reinvesting the net sales proceeds from the sale of the Property in Henderson, Nevada, in a Property in Denver, Colorado, during 2001, with an affiliate of the General Partners, as tenants-in-common, as described in "Capital Resources". The increase in net income earned by joint ventures during 2000, as compared to 1999, was primarily attributable to the Partnership entering into TGIF Pittsburgh Joint Venture during 2000 and CNL Portsmouth Joint Venture in February 1999, as described above in "Capital Resources."

         During  2001,   four  lessees  of  the   Partnership,   Golden   Corral
Corporation, Jack in the Box Inc., IHOP Properties, Inc. and Metromedia Restaurant Group, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate). As of December 31, 2001, Golden Corral Corporation was the lessee under leases relating to four restaurants, Jack in the Box Inc. was the lessee relating to three leases, Metromedia Restaurant Group was the lessee relating to two leases and IHOP Properties, Inc. was the lessee relating to one lease. It is anticipated that based on the minimum rental payments required by the leases, Golden Corral Corporation, Jack in the Box Inc. and Metromedia Restaurant Group will each continue to contribute more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) in 2002. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Jack in the Box, Bennigan's, and IHOP, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) for 2001. In 2002, it is anticipated that Golden Corral, Jack in the Box and Bennigan's will each contribute more than ten percent of the Partnership's rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the Property held as tenants-in-common with an affiliate) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership earned $18,756, $35,772, and $59,486, respectively, in interest and other income. The decrease in interest and other income during 2001 and 2000, each as compared to the previous year, was primarily attributable to the decrease in the amount of funds invested in cash and cash equivalents due to the acquisition of an additional Property in 1999 and the investment in joint venture arrangements during 2000 and 1999.

         Operating expenses, including depreciation and amortization expense and provisions for write-down on assets, were $1,941,590, $1,819,055, and $723,315, during the years ended December 31, 2001, 2000 and 1999, respectively. The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially due to the fact that the Partnership recorded a provision for write-down of assets of $387,138 and $553,317 during the years ended December 31, 2001 and 2000, respectively, relating to the Boston Market Properties in Timonium, Maryland; Raleigh, North Carolina; and San Antonio, Texas. The tenant of the Timonium and San Antonio, Properties declared bankruptcy and rejected the leases relating to these Properties. The tenant of the Raleigh Property terminated its lease with the Partnership and ceased restaurant operations. The provisions represented the difference between each of the Properties' carrying values and the General Partners' estimated net realizable value of each of the Properties. No such provision was established during the year ended December 31, 1999. In June 2001, the Partnership sold the Timonium, Maryland Property, as described in "Capital Resources." In addition, during the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets in the amount of $299,849 relating to the On the Border Property in San Antonio, Texas. The tenant of this Property defaulted under the terms of its lease, vacated the Property and ceased operation during 2000. The provision represented the difference between the carrying value of the asset at December 31, 2000, and the General Partners' estimated net realizable value for this Property. During 2001, the Partnership recognized an additional provision for write-down of assets relating to this Property of $321,239. The total provision represented the difference between the carrying value of the Property at December 31, 2001 and the estimated net sales proceeds from the anticipated sale of the Property based on a purchase and sales contract with an unrelated third party. As of March 15, 2002, the sale had not occurred. No such provision was established during the year ended December 31, 1999. The increase in operating expenses during 2001, as compared to 2000, was partially attributable to the fact that during 2001, the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The General Partners are appealing the judgment. In addition, the increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties described above. The Partnership will continue to incur such costs until the Partnership finds replacement tenants or purchasers for the remaining vacant Properties.

         The increase in operating expenses during 2001, as compared to 2000, was also partially attributable to the fact that during 2000, the tenant of the On the Border Property in San Antonio, Texas, in which the Partnership only owns the building portion, subject to a ground lease, vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the year ended December 31, 2001 and 2000, the Partnership incurred approximately $135,900 and $31,400, respectively, in rent expense relating to the ground lease of the Property. No such expense was recorded during the year ended December 31, 1999. The Partnership will continue to incur such expense until the Partnership finds a replacement tenant for this Property.

         The increase in operating expenses during 2001, as compared to 2000, was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the fact that the Partnership incurred additional state taxes due to changes in the tax laws of a state in which the Partnership conducts business.

         The increase in operating expenses during 2000, as compared to 1999, was partially attributable to an increase in depreciation expense as the result of the fact that the Properties acquired during 1999, and the fact that during 2000, the Partnership reclassified the lease relating to the Property in San Antonio, Texas from direct financing lease to operating lease. The increase in operating expenses during 2001 and 2000, was partially offset by a decrease in the amount of transaction costs the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF, as described below in "Termination of Merger."

         As a result of the sales of three Properties, as described above in "Capital Resources," the Partnership recognized total gains of $429,072 for the year ended December 31, 2001. As a result of the sale of the Property in Atlanta, Georgia, as described above in "Capital Resources," the Partnership recognized a gain of $46,300 for the year ended December 31, 1999. No Properties were sold during 2000.

         The lease termination refund to tenant of $84,873 during 2000, was due to lease termination negotiations related to the 1999 sale of the Property in Atlanta, Georgia, as described in "Capital Resources." No such amounts were incurred during 2001 or 1999. The Partnership does not anticipate incurring any additional costs related to the sale of this Property.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, those that have been more adversely affected by the slowing economy.

         The  Partnership's  leases  are  on  a  triple-net  basis  and  contain provisions that management believes will mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS









                                                                         Page

Report of Independent Certified Public Accountants                        18

Financial Statements:

     Balance Sheets                                                       19

     Statements of Income                                                 20

     Statements of Partners' Capital                                      21

     Statements of Cash Flows                                          22-23

     Notes to Financial Statements                                     24-42




               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                 2001                    2000
                                                                          -------------------      ------------------
                            ASSETS

  Land and buildings on operating leases, net                                   $ 18,917,589             $22,421,426
  Net investment in direct financing leases                                        3,145,098               3,984,296
  Investment in joint ventures                                                     3,011,159               1,762,821
  Cash and cash equivalents                                                          226,136                 479,603
  Restricted cash                                                                  1,662,201                      --
  Receivables, less allowance for doubtful accounts of
     $75,201 and $123,993,respectively                                                19,767                     346
  Accrued rental income                                                              513,016                 440,148
  Other assets                                                                        16,729                  23,712
                                                                          -------------------      ------------------

                                                                                $ 27,511,695             $29,112,352
                                                                          ===================      ==================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                                $   92,368              $   33,559
  Escrowed real estate taxes payable                                                  12,817                  11,788
  Distributions payable                                                              700,000                 700,000
  Due to related parties                                                              20,273                  53,181
  Rents paid in advance                                                               11,441                   7,474
  Deferred rental income                                                               4,979                   5,298
                                                                          -------------------      ------------------
           Total liabilities                                                         841,878                 811,300

  Commitment (Note 13)

  Partners' capital                                                               26,669,817              28,301,052
                                                                          -------------------      ------------------

                                                                                $ 27,511,695             $29,112,352
                                                                          ===================      ==================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                      2001                2000               1999
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                             $  2,067,066       $ 2,327,142        $ 2,444,692
     Earned income from direct financing leases                           398,449           445,348            626,537
     Lease termination income                                                  --           100,000                 --
     Interest and other income                                             18,756            35,772             59,486
                                                                ------------------   ---------------    ---------------
                                                                        2,484,271         2,908,262          3,130,715
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 521,346           229,811            142,554
     Provision for doubtful accounts                                           --             2,973                 --
     Professional services                                                163,585            35,304             61,288
     Management fees to related party                                      24,943            27,875             30,235
     Real estate taxes                                                    121,188            87,603                 --
     State and other taxes                                                 22,252            17,604             21,983
     Depreciation and amortization                                        379,899           397,175            392,521
     Provisions for write-down of assets                                  708,377           993,178                 --
     Transaction costs                                                         --            27,532             74,734
                                                                ------------------   ---------------    ---------------
                                                                        1,941,590         1,819,055            723,315
                                                                ------------------   ---------------    ---------------

Income Before Gain on Sale of Assets, Termination
     Refund to Tenant, and Equity in Earnings of Joint
     Ventures                                                             542,681         1,089,207          2,407,400

Gain on Sale of Assets                                                    429,072                --             46,300

Termination Refund to Tenant                                                   --           (84,873  )              --

Equity in Earnings of Joint Ventures                                      197,012           112,863             61,656
                                                                ------------------   ---------------    ---------------

Net Income                                                           $  1,168,765       $ 1,117,197        $ 2,515,356
                                                                ==================   ===============    ===============

Allocation of Net Income:
     General partners                                                    $     --           $    --         $   (3,309  )
     Limited partners                                                   1,168,765         1,117,197          2,518,665
                                                                ------------------   ---------------    ---------------

                                                                     $  1,168,765       $ 1,117,197        $ 2,515,356
                                                                ==================   ===============    ===============

Net Income Per Limited Partner Unit                                    $     0.33         $    0.32          $    0.72
                                                                ==================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                                  3,500,000         3,500,000          3,500,000
                                                                ==================   ===============    ===============


                 See accompanying notes to financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999


                                           General Partners                                         Limited Partners
                                        -----------------------------------    -----------------------------------------------------
                                                           Accumulated                                                Accumulated
                                        ntributions          Earnings         Contributions      Distributions         Earnings
                                        --------------   -----------------   -----------------   ---------------    ----------------

Balance, December 31, 1998                $     1,000         $    (3,010 )     $  35,000,000      $ (4,026,495 )      $  3,487,002

    Distributions to limited partners
       ($0.80 per limited partner unit)            --                  --                  --        (2,799,998 )                --
    Net income                                     --              (3,309 )                --                --           2,518,665
                                        --------------   -----------------   -----------------   ---------------    ----------------

Balance, December 31, 1999                      1,000              (6,319 )        35,000,000        (6,826,493 )         6,005,667

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)            --                  --                  --        (2,800,000 )                --
    Net income                                     --                  --                  --                --           1,117,197
                                        --------------   -----------------   -----------------   ---------------    ----------------

Balance, December 31, 2000                      1,000              (6,319 )        35,000,000        (9,626,493 )         7,122,864

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)            --                  --                  --        (2,800,000 )                --
    Net income                                     --                  --                  --                --           1,168,765
                                        --------------   -----------------   -----------------   ---------------    ----------------

Balance, December 31, 2001                $     1,000         $    (6,319 )     $  35,000,000     $ (12,426,493 )      $  8,291,629
                                        ==============   =================   =================   ===============    ================

                See accompanying notes to financial statements.

------------------
    Syndication
       Costs            Total
   ---------------   -------------

     $ (4,190,000 )   $30,268,497


               --      (2,799,998 )
               --       2,515,356
   ---------------   -------------

       (4,190,000 )    29,983,855



               --      (2,800,000 )
               --       1,117,197
   ---------------   -------------

       (4,190,000 )    28,301,052



               --      (2,800,000 )
               --       1,168,765
   ---------------   -------------

     $ (4,190,000 )   $26,669,817
   ===============   =============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                     2001              2000               1999
                                                                ---------------    --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                $ 2,281,026       $ 2,738,192        $ 2,930,415
         Distributions from joint ventures                             203,437            97,264             60,076
         Interest received                                              17,822            41,937             53,448
         Cash paid for expenses                                       (817,374 )        (482,469 )         (246,899 )
         Lease termination refund                                           --           (84,873 )               --
                                                                ---------------    --------------    ---------------

             Net cash provided by operating activities               1,684,911         2,310,051          2,797,040
                                                                ---------------    --------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                4,291,443                --            688,997
         Additions to land and buildings on operating
             leases                                                         --                --            (25,792 )
         Investment in joint ventures                               (1,766,420 )      (1,001,558 )         (526,138 )
         Decrease (increase) in restricted cash                     (1,663,401 )         688,997           (688,997 )
         Other                                                              --                --               (117 )
                                                                ---------------    --------------    ---------------

             Net cash provided by (used in) investing
                activities                                             861,622          (312,561 )         (552,047 )
                                                                ---------------    --------------    ---------------

      Cash Flows from Financing Activities:
         Reimbursement of acquisition and syndication
             costs paid by related parties on behalf of
             the Partnership                                                --                --             (2,495 )
         Proceeds from loan from corporate general
             partner                                                    75,000                --                 --
         Repayment of loan from corporate general
             partner                                                   (75,000 )              --                 --
         Distributions to limited partners                          (2,800,000 )      (2,800,000 )       (2,799,998 )
                                                                ---------------    --------------    ---------------

             Net cash used in financing activities                  (2,800,000 )      (2,800,000 )       (2,802,493 )
                                                                ---------------    --------------    ---------------

Net Decrease in Cash and Cash Equivalents                             (253,467 )        (802,510 )         (557,500 )

Cash and Cash Equivalents at Beginning of Year                         479,603         1,282,113          1,839,613
                                                                ---------------    --------------    ---------------

Cash and Cash Equivalents at End of Year                            $  226,136        $  479,603        $ 1,282,113
                                                                ===============    ==============    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                    2001                2000                1999
                                                               ---------------     ----------------    ---------------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                 $  1,168,765         $  1,117,197       $  2,515,356
                                                               ---------------     ----------------    ---------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Depreciation                                             376,679              395,565            386,932
             Amortization                                               3,220                1,610              5,589
             Provision for doubtful accounts                               --               (2,973 )               --
             Equity in earnings of joint ventures net
                of distributions                                        6,425              (15,599 )           (1,580 )
             Provision for write-down of assets                       708,377              993,178                 --
             Gain on sale of assets                                  (429,072 )                 --                 --
             Decrease in net investment in direct
                financing leases                                       41,450               70,178             38,556
             Decrease (increase) in receivables                       (11,003 )             32,552            (29,925 )
             Increase in accrued rental income                       (218,691 )           (196,435 )         (152,726 )
             Decrease (increase) in other assets                        6,983              (14,371 )           (5,688 )
             Increase  (decrease)  in  accounts  payable
and                                                                    61,038              (40,947 )           83,736
                escrowed real estate taxes payable
             Increase   (decrease)  in  due  to  related              (32,908 )             16,444              6,457
parties               acquisition costs paid on b
             Increase (decrease) in rents paid in
                advance                                                 3,967               (6,495 )            6,618
             Decrease   (increase)  in  deferred  rental                 (319 )            (39,853 )          (56,285 )
income
                                                               ---------------     ----------------    ---------------
                   Total adjustments                                  516,146            1,192,854            281,684
                                                               ---------------     ----------------    ---------------

Net Cash Provided by Operating Activities                        $  1,684,911         $  2,310,051       $  2,797,040
                                                               ===============     ================    ===============

Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at December 31            $   700,000          $   700,000        $   700,000
                                                               ===============     ================    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Investment in Joint Ventures - The Partnership's investments in Columbus Joint Venture, CNL Portsmouth Joint Venture and TGIF Pittsburgh Joint Venture and the property in Denver Colorado, which is held as tenants-in-common, are accounted for using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2001                   2000
                                                             --------------------   --------------------
                 Land                                               $  9,707,338           $ 11,670,473
                 Buildings                                            10,749,500             12,046,303
                                                             --------------------   --------------------
                                                                      20,456,838             23,716,776
                 Less accumulated depreciation                        (1,539,249 )           (1,295,350 )
                                                             --------------------   --------------------

                                                                    $ 18,917,589           $ 22,421,426
                                                             ====================   ====================

         During the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets of $656,409 relating to the properties located in Raleigh, North Carolina and Timonium, Maryland. The tenant of the property in Raleigh, North Carolina terminated its lease. The tenant of the property in Timonium, Maryland filed for bankruptcy in October 1998 and rejected the lease relating to this property in June 2000. The provisions represented the difference between the net carrying value of the properties, including the accumulated accrued rental income balance, at December 31, 2000, and the general partners' estimated net realizable value for the properties. In June 2001, the Partnership sold this property to an unrelated third party for $875,000 and received net sales proceeds of approximately $848,600, resulting in an additional loss of $18,855. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners (see Note 5).

         In July 2001, the Partnership sold its property in Henderson, Nevada to an unrelated third party for approximately $1,314,700 and received net sales proceeds of approximately $1,278,000 resulting in a gain of approximately $177,900. In July 2001, the Partnership reinvested the majority of these sales proceeds in a Bennigan's property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners (see Note 5).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         In December 2001, the Partnership sold its property in Santa Rosa, California for which the building was classified as a direct financing lease (see Note 4) to an unrelated third party for approximately $1,718,800 and received net sales proceeds of approximately $1,664,800 resulting in a gain of approximately $270,100. In January 2002, the Partnership reinvested a portion of these net sales proceeds in a property in Houston, Texas (see Note 14). In addition, in January 2002, the Partnership reinvested a portion of these net sales proceeds in a property in Austin, Texas, as tenants-in-common with CNL Income Fund X, Ltd. (see Note 14).

         During the years ended December 31, 2001 and 2000, the Partnership recorded a provision for write-down of assets of $387,138 and $36,920, respectively, relating to the Boston Market property in San Antonio, Texas. The tenant of this property filed for bankruptcy in October 1998, and during 2000, rejected the lease relating to the property. The provision represented the difference between the carrying value of the property, including the accumulated accrued rental income balance, and the general partners' estimated net realizable value of each property. In addition, the Partnership recorded a provision for write-down of assets of $321,239 relating to the On the Border property in San Antonio, Texas. The tenant of this property defaulted under the terms of its lease, vacated the property and ceased restaurant operations. The provision represented the difference between the carrying value of the property at December 31, 2001 and the estimated net sales proceeds from the anticipated sale of the property based on a purchase and sales contract with an unrelated third party (see Note 13).

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2001, 2000 and 1999, the Partnership recognized $169,007, $95,700, and $196,020, respectively, of such rental income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 2001:

                   2002                                   $1,791,340
                   2003                                    1,838,961
                   2004                                    1,850,564
                   2005                                    1,850,564
                   2006                                    1,851,747
                   Thereafter                             15,692,440
                                                     ----------------

                                                         $24,875,616
                                                     ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease term. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                  2001                  2000
                                                            -----------------     -----------------
                   Minimum lease payments
                        receivable                               $ 5,823,294           $ 7,689,932
                   Estimated residual values                       1,205,840             1,420,667
                   Less unearned income                           (3,884,036 )          (5,126,303 )
                                                            -----------------     -----------------

                   Net investment in direct
                        financing leases                         $ 3,145,098           $ 3,984,296
                                                            =================     =================

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:

         During 2000, the Partnership recorded a provision for write-down on assets of $299,849 relating to the On the Border property located in San Antonio, Texas. In June 2000, the tenant of this property defaulted under the terms of its lease, vacated the property and ceased operation. As a result, the Partnership reclassified the related assets from net investment in direct financing leases to land and building on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded during 2001 and 2000.

         In December 2001, the Partnership sold its property in Santa Rosa, California for which building portion was classified as a direct financing lease. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the assets classified as a direct financing lease, were removed from the accounts (see Note 3).

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                      2002                                       $ 354,046
                      2003                                         362,451
                      2004                                         362,451
                      2005                                         362,451
                      2006                                         362,451
                      Thereafter                                 4,019,444
                                                           ----------------

                                                                $5,823,294
                                                           ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures:

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with CNL Income Fund XII, Ltd. and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant property. During 1999 and 1998, the Partnership contributed $195,700 and $166,025, respectively, to purchase land and pay construction costs relating to the Property owned by the joint venture. As of December 31, 2001, the Partnership had a 39.93% interest in the profits and losses of the joint venture.

         In February 1999, the Partnership entered into a joint venture arrangement, CNL Portsmouth Joint Venture, with CNL Income Fund XI, Ltd., a Florida limited partnership and an affiliate of the general partners, to own and lease one restaurant property. As of December 31, 2001, the Partnership had contributed approximately $330,500 to the joint venture and owned a 57.2% interest in this joint venture.

         In June 2000, the Partnership used the net sales proceeds from the 1999 sale of the property in Atlanta, Georgia, along with additional funds, to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each a Florida limited partnership and affiliate of the general partners, to own and lease one restaurant property. As of December 31, 2000, the Partnership had contributed approximately $1,001,600 to the joint venture and owned a 39.5% interest in this joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., for approximately $500,000. Because the Partnership sold 50% of its interest in TGIF Pittsburgh Joint Venture at its current carrying value, no gain or loss was recognized. As of December 31, 2001, the Partnership had a remaining investment of approximately $501,500 in the joint venture representing a 19.78% interest in this joint venture.

         In July 2001, the Partnership reinvested the sales proceeds it received from the sale of property in Henderson, Nevada, in an additional property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the general partners. As of December 31, 2001, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:

         As of December 31, 2001, Columbus Joint Venture, CNL Portsmouth Joint Venture, TGIF Pittsburgh Joint Venture, and the Partnership and an affiliate, as tenants-in-common, each owned and leased one property, to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at December 31:

                                                                               2001                 2000
                                                                          ---------------      ---------------
                  Land and buildings on operating
                      leases, net                                             $5,731,159           $3,632,190
                  Net investment in direct financing
                      lease                                                      313,339              317,357
                  Accrued rental income                                          125,874               56,163
                  Cash                                                            22,034               48,518
                  Receivables                                                      8,368                   --
                  Other assets                                                     1,116                  377
                  Liabilities                                                     12,335               13,055
                  Partners' capital                                            6,189,555            4,041,550
                  Revenue                                                        580,528              306,267
                  Net income                                                     485,218              256,965

         The Partnership recognized income totaling $197,012, $112,863 and $61,656 during the years ended December 31, 2001, 2000 and 1999, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 2001, the net sales proceeds of $1,664,829 from the sale of the property in Santa Rosa, California, less miscellaneous escrow fees of $2,628 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in 2002 and were used to acquire a property in Houston, Texas and an interest in a property in Austin, Texas, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the general partners' (see Note 14).

                          CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions:

         From inception through December 31, 1999, generally, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95% to the limited partners and five percent to the general partners; provided, however, that for any particular year, the five percent of net cash flow to be distributed to the general partners will be subordinated to receipt by the limited partners in that year of an eight percent noncumulative, noncompounded return on their aggregate invested capital contributions (the "Limited Partners' 8% Return").

         From the inception through December 31, 1999, generally, net income (determined without regard to any depreciation and amortization deductions and gains and losses from the sale of properties) was allocated between the limited partners and the general partners first, in an amount not to exceed the net cash flow distributed to the partners attributable to such year in the same proportions as such net cash flow is distributed; and thereafter, 99% to the limited partners and one percent to the general partners. All deductions for depreciation and amortization were allocated 99% to the limited partners and one percent to the general partners.

         Net sales proceeds from the sale of a property not in liquidation of the Partnership generally were distributed first to the limited partners in an amount sufficient to provide them with the return of their invested capital contributions, plus their cumulative Limited Partners' 8% Return. The general partners then received a return of their capital contributions and, to the extent previously subordinated and unpaid, a five percent interest in all net cash flow distributions. Any remaining net sales proceeds were distributed 95% to the limited partners and five percent to the general partners.

         Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss was allocated first, on a pro rata basis to the partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:

         allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2000 and 2001.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership declared distributions to the limited partners of $2,800,000, $2,800,000, and $2,799,998, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                   2001             2000              1999
                                                               --------------   --------------   ---------------
             Net income for financial reporting purposes        $  1,168,765     $  1,117,197      $  2,515,356

             Depreciation for tax reporting purposes less
                 than (inexcess of) depreciation for financial
                 reporting purposes                                   (2,398 )          2,804           (21,493 )

             Amortization for  tax reporting purposes
                  in excess of amortization for financial
                  reporting purposes                                  (5,249 )         (7,088 )          (3,108 )

             Equity in earnings of joint venture for tax
                  reporting purposes less than equity
                  in earnings of joint venture for financial
                  reporting purposes                                 (20,397 )        (16,905 )          (8,745 )

             Provision for write-down of assets                      708,377          993,178                --

               Direct financing leases recorded as operating
                  leases for tax reporting purposes                   41,450           70,178            84,855

             Capitalization (Deduction) of transaction costs
             for tax                                                      --          (89,716 )          74,734
                  reporting purposes

             Provision for doubtful accounts                         (48,792 )        112,821           (51,017 )

             Gain on sale of assets for financial reporting
                purposes (in excess of) less than gain
                on sale for tax reporting purposes                  (742,359 )             --            33,870

             Accrued rental income                                  (169,007 )       (196,435 )        (196,020 )

             Accrued settlement charge on appeal                      85,410               --                --

             Deferred rental income                                  (50,166 )        (39,853 )         (12,990 )

             Rents paid in advance                                     3,967           (6,495 )           6,618

             Other                                                       165               --              (540 )
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes          $   969,766     $  1,939,686      $  2,421,520
                                                               ==============   ==============   ===============

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP. (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc., ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights in and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith , the Partnership agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. For the years ended December 31, 2001, 2000 and 1999, the Partnership incurred $24,943, $27,875, and $30,235, respectively, for such management fees.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions - Continued:

         During the years ended December 31, 2001, 2000, and 1999, the Advisor and its affiliates provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest), on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. For the years ended December 31, 2001, 2000, and 1999, the Partnership incurred $207,702, $92,444, and
         $82,382, respectively, for such expenses.

         The amounts due to related parties at December 31, 2001 and 2000, totaled $20,273 and $53,181, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held with an affiliate as tenants-in common) from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:

                                                             2001                2000                1999
                                                        ----------------    ----------------    ---------------
               Golden Corral Corporation                      $ 657,612           $ 657,612          $ 657,612
               Jack in the Box Inc.
                    (formerly Foodmaker,
                    Inc. in 1999)                               492,127             509,456            509,456
               Metromedia Restaurant
                    Group  (S&A Properties
                    Corporation and Steak
                    and Ale of Colorado,
                    Inc.)                                       332,616                 N/A                N/A
               IHOP Properties, Inc.                            280,171                 N/A                N/A

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the property held with an affiliate as tenants-in-common) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income for each of the years ended December 31:

                                                            2001                2000                 1999
                                                       ----------------    ----------------     ---------------
              Golden Corral                                  $ 657,612           $ 657,612           $ 908,481
              Jack in the Box                                  492,127             509,456             509,456
              Bennigan's                                       332,616                 N/A                 N/A
              IHOP                                             280,171                 N/A                 N/A
              Boston Market                                        N/A                 N/A             350,901

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

         In 1998, Boston Chicken, Inc., Finest Foodservice, L.L.C., and WMJ Texas, Inc., the tenants of three of the Boston Market properties filed for bankruptcy and rejected the lease relating to one property. In 2000, the tenants rejected the two remaining leases. In June 2001, one of the properties with a rejected lease was sold. The Partnership will not recognize any rental income relating to the remaining vacant properties until new tenants for the properties are located, or until the properties are sold and the proceeds from such a sale are reinvested in additional properties. The lost revenues resulting from the remaining vacant properties, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for these Properties.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Litigation Settlement:

         In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership, alleging a breach of contract that was originally entered into by Finest Foodservice, LLC and later assigned to the Partnership, in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998, Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $85,400 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest Foodservice, LLC. The Partnership accrued this amount as a general and administrative expense as of December 31, 2001. A motion for reconsideration and a new trial was filed and denied. The Partnership is appealing the District Court's judgment.

12.      Selecting Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

               2001 Quarter              First            Second             Third            Fourth              Year
          ------------------------   ---------------   --------------    --------------   ---------------    ---------------
          Revenue (1)(2)                  $ 654,648        $ 657,078         $ 706,261         $ 663,296        $ 2,681,283
          Net income (loss)                 203,872         (221,224 )         477,621           708,496          1,168,765
          Net income (loss)
              per limited
              partner unit                     0.06            (0.06 )            0.14              0.19               0.33

               2000 Quarter              First            Second             Third            Fourth              Year
          ------------------------   ---------------   --------------    --------------   ---------------    ---------------

          Revenue (1)(2)                  $ 776,928        $ 747,892         $ 686,946         $ 809,359        $ 3,021,125
          Net income (loss)                 602,591          397,789           224,681          (107,864 ))       1,117,197
          Net income (loss)
              per limited
              partner unit                     0.17             0.11              0.06             (0.02 ))            0.32

(1) Revenues include equity in earnings of unconsolidated joint ventures, lease termination income and interest and other income.

(2)      Revenues  have been  adjusted to  reclassify  any  reversals of accrued
         rental  income  to   provisions   for   write-down   of  assets.   This
         reclassification had no effect on total net income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


13.      Commitment:

         In November 2001, the Partnership entered into an agreement with an unrelated third party to sell the On the Border property in San Antonio, Texas. At December 31, 2001, the Partnership established a provision for write-down on assets related to the anticipated sale of this property (see Note 3). As of March 15, 2002 the sale had not occurred.

14.      Subsequent Events:

         In January 2002, the Partnership reinvested a portion of the sales proceeds from the 2001 sale of the property in Santa Rosa, California in a property in Houston, Texas. In addition, in January 2002, the Partnership reinvested the remaining net sales proceeds in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership entered into a separate long-term, triple-net lease with terms substantially the same as its other leases for each property.

         In January 2002, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of February 7, 2002, the Partnership had repaid the entire loan to the corporate general partner.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.


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



Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $207,702
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $24,943
affiliates                             revenues   (excluding  noncash  lease
                                       accounting      adjustments)     from
                                       Properties   wholly   owned   by  the
                                       Partnership  plus  the  Partnership's
                                       allocable  share of gross revenues of
                                       joint    ventures    in   which   the
                                       Partnership  is  a  co-venturer.  The
                                       management   fee,   which   will  not
                                       exceed     competitive    fees    for
                                       comparable   services   in  the  same
                                       geographic  area,  may or may  not be
                                       taken,  in whole or in part as to any
                                       year,  in the sole  discretion of the
                                       affiliates.  All  or any  portion  of
                                       the  management  fee not  taken as to
                                       any  fiscal  year  shall be  deferred
                                       without  interest and may be taken in
                                       such   other   fiscal   year  as  the
                                       affiliates shall determine.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

               **10.2      Assignment  of  Management  Agreement  from  CNL Fund
                           Advisors,  Inc. to CNL APF  Partners,  LP.  (Filed as
                           Exhibit 10.2 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

(c)      Not Applicable.


(d)      Other Financial Information

         The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2001. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.


**previously filed



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2002.

                                      CNL INCOME FUND XVIII, LTD.

                                      By:      CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ---------------------------
                                               ROBERT A. BOURNE, President


                                      By:      ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               --------------------------
                                               ROBERT A. BOURNE


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


               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 27, 2002
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 27, 2002
James M. Seneff, Jr.                     (Principal Executive Officer)



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


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

  1999        Allowance for
                  doubtful
                  accounts (a)        $  62,189          $    --        $    6,392 (b)    $   9,987 (c)     $ 47,422      $ 11,172
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  11,172          $    --        $  131,350 (b)    $  18,529 (c)       $   --     $ 123,993
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 123,993          $    --         $     696 (b)    $  49,488 (c)       $   --      $ 75,201
                                  ==============  ===============  ================    =============     ============  ============


(a)    Deducted from receivables on the balance sheet.

(b)    Reduction of rental and other income.

(c)    Amounts written off as uncollectible.


                                 CNL INCOME FUND XVIII, LTD.
                                 (A Florida Limited Partnership)

                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                      December 31, 2001


                                                                Costs Capitalized
                                                                  Subsequent To
                                              Initial Cost         Acquisition
                                      ---------------------- ------------------
                         Encum-                   Buildings&  Improve-   Carrying
                        brances         Land      Improvements ments     Costs
                        ---------     ----------  ---------------------  ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Lexington, North Caro-ina        $210,977           -          -       -

    Bennigan's Restaurant:
      Sunrise, Florida     -          1,147,705     925,087          -       -

    Boston Market Restaurants:
      Raleigh, North Caroli-a (k)       702,215     599,388          -       -
      San Antonio, Texas (l-            677,584           -    223,333       -
      Minnetonka, Minnesota-(i)         574,766           -     25,792 (h)   -

    Burger King Restaurant:
      Kinston, North Caroli-a           262,498     663,421          -       -

    Chevy's Fresh Mex Restaurant:
      Mesa, Arizona        -          1,029,236   1,598,376          -       -

    Golden Corral Family
      Steakhouse Restaurants:
          Houston, Texas   -            889,003           -    844,282       -
          Galveston, Texas -            687,946           -    836,386       -
          Elizabethtown, Ke-tucky       488,945           -  1,045,207       -
          Destin, Florida  -            565,354           -  1,022,196       -

    Ground Round Restaurant:
      Rochester, New York  -            525,891     582,882          -       -

    Jack in the Box Restaurants:
      Centerville, Texas   -            261,913           -    543,079       -
      Echo Park, California-            674,647           -    659,358       -
      Houston, Texas       -            778,706           -    589,840       -

    NI's Interational Buffet
      Restaurant:
          Stow, Ohio       -            489,799           -          -       -

    On The Border Restaurant:
      San Antonio, Texas (j-                  -           -    855,435       -

    Wendy's Restaurant:
      Sparta, Tennessee    -            221,537           -    432,842       -
                                      ----------  ---------- ----------  ------

                                      $10,188,722 $4,369,154 $7,077,750      -
                                      ==========  ========== ==========  ======



                                                              Costs Capitalized
                                                                Subsequent To
                                          Initial Cost           Acquisition
                                      ---------------------- ------------------
                         Encum-                   Buildings aImprove-    Carrying
                        brances         Land       Improvementsments     Costs
                        ---------     ----------  ---------------------  ------
Properties the Partnership
    Invested in Under
    Direct Financing Leases:

    Arby's Restaurant:
        Lexington, North Ca-olina             -    $459,004          -       -

    IHOP Restaurants:
        Bridgeview, Illinoi-            354,227   1,151,199          -       -

    NI's Interational Buffet
      Restaurant:
            Stow, Ohio     -                  -   1,280,986          -       -
                                                             ----------  ------
                                      ----------  ----------

                                       $354,227   $2,891,189        $0       -
                                      ==========  ========== ==========  ======

Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio       -           $407,096           -   $498,684       -
                                      ==========  ========== ==========  ======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under an Operating Lease:

    Taco Bell Restaurant:
      Portsmouth, Virginia -           $254,046           -          -       -
                                      ==========  ========== ==========  ======

Property of Joint Venture
    in Which the Partnership
    has a 19.78% Interest
    in Under an Operating Lease:

    T.G.I.Friday's Restaurant:
      Homestead, Pennsylvan-a         $1,036,296  $1,499,296         -       -
                                      ==========  ========== ==========  ======

Property of Joint Venture
    in Which the Partnership
    has a 80.70% Interest
    in Under an Operating Lease:

    Bennigan's
      Denver, Colorado     -           $790,621   $1,398,252         -       -
                                      ==========  ========== ==========  ======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under a Direct Financing Lease:

    Taco Bell Restaurant
      Portsmouth, Virginia -                  -    $323,725          -       -
                                      ==========  ========== ==========  ======




   Net Amount at Which                                            Life on Which
 Carried at Close of Period (c)                                  Depreciation in
------------------------------------              Date            Latest Income
              Buildings and           Accumulatedof Con- Date      Statement is
   Land       Improvements  Total     DepreciatiostructioAcquired   Computed
------------  ----------------------  ---------------------------------------





   $210,977          (f)   $210,977         (d)  1997    07/97        (d)


  1,147,705     925,087   2,072,792    109,194   1982    06/98        (b)


    702,215     326,443   1,028,658     88,171   1994    01/97        (b)
    367,874     145,905     513,779     31,210   1997    04/97        (b)
    403,092 (h)       -     403,092          -   1997    04/97


    262,498     663,421     925,919    110,770   1994    12/96        (b)


  1,029,236   1,598,376   2,627,612    213,224   1994    12/97        (b)



    889,003     844,282   1,733,285    133,660   1997    12/96        (b)
    687,946     836,386   1,524,332    128,754   1997    01/97        (b)
    488,945   1,045,207   1,534,152    146,174   1997    05/97        (b)
    565,354   1,022,196   1,587,550    132,850   1997    09/97        (b)


    525,891     582,882   1,108,773     81,561   1981    10/97        (b)


    261,913     543,079     804,992     85,054   1997    01/97        (b)
    674,647     659,358   1,334,005     99,131   1997    01/97        (b)
    778,706     589,840   1,368,546     83,987   1997    05/97        (b)



    489,799          (f)    489,799          -   1997    04/97        (d)


          -     534,196     534,196     32,853   1997    04/97        (j)


    221,537     432,842     654,379     62,657   1997    04/97        (b)
------------  ----------  ----------  -----------

 $9,707,338   $10,749,500 $20,456,839 $1,539,249
============  ==========  ==========  =========











 Net Cost Basis at Which                                         Life on Which
 Carried at Close of Period (c)                                  Depreciation in
------------------------------------              Date            Latest Income
              Buildings and           Accumulatedof Con- Date      Statement is
   Land       Improvements  Total     DepreciatiostructioAcquired   Computed
------------  ----------------------  ---------------------------------------





          -          (f)         (f)        (d)  1997    07/97        (d)


         (f)         (f)         (f)        (d)  1972    07/97        (e)



          -          (f)         (f)        (d)  1997    04/97        (d)









   $407,096    $498,684    $905,780    $50,561   1998    08/98        (b)
============  ==========  ==========  =========







   $254,046          (g)   $254,046         (d)  1997    02/99        (d)
============              ==========







 $1,036,296   $1,499,296  $2,535,592   $79,267   2000    06/00        (b)
============  ==========  ==========  =========







   $790,621   $1,398,252  $2,188,873   $23,304   2001    07/01        (b)
============  ==========  ==========  =========







          -          (f)         (f)        (d)  1997    02/99        (d)
============  ==========  ==========  =========


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, 1999, and 1998 are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1998                                 $ 23,388,865         $   512,853
                 Acquisitions                                                     25,792                  --
                 Depreciation expense                                                 --             386,932
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   23,414,657             899,785
                 Reclassified from net investment in direct
                   financing lease (j)                                           855,436                  --
                 Provision for loss (k)                                         (553,317 )                --
                 Depreciation expense                                                 --             395,565
                                                                         ----------------   -----------------

                 Balance, December 31, 2000 (i)(j)(k)                         23,716,776           1,295,350
                 Provision for loss (j)(l)                                      (708,377 )                --
                 Disposition                                                  (2,551,561 )          (132,780 )
                 Depreciation expense                                                 --             376,679
                                                                         ----------------   -----------------

                 Balance, December 31, 2001 (j)                             $ 20,456,838        $  1,539,249
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 39.93% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   875,700            $     --
                 Acquisitions                                                     30,080                  --
                 Depreciation expense                                                 --              17,315
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      905,780              17,315
                 Acquisitions                                                         --                  --
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      905,780              33,938
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   905,780         $    50,561
                                                                         ================   =================

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------

            Property of Joint Venture in Which the Partnership has
              a 57.20% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                  $   254,046            $     --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      254,046                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,046                  --
                 Depreciation expense (j)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                  $   254,046            $     --
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              a 19.78% Interest and has Invest in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,535,592                  --
                 Depreciation expense                                                 --              29,290
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,535,592              29,290
                 Depreciation expense                                                 --              49,977
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,535,592         $    79,267
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has
              an 80.70% Interest and has Invested Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisitions                                                  2,188,873                  --
                 Depreciation expense                                                 --              23,304
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,188,873         $    23,304
                                                                         ================   =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and the joint ventures for federal income tax purposes was $23,240,960 and $6,205,016, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


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

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $197,466 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment represented the difference between the Property's carrying value at December 31, 1998, and the General Partners' estimated net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried, including the provision for write-down of assets. No additional impairment was recorded for the years ended December 31, 2001 and 2000.

(j) For financial reporting purposes, during 2000, the undepreciated cost of the Property in San Antonio, Texas, was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $299,849 at December 31, 2000. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 27.1 years. During 2001, the Partnership recognized an additional provision for write-down of assets of $321,239. The total impairment represented the difference between the Property's carrying value and the estimated net sales proceeds from the anticipated sale of the Property based on a purchase and sales contract with an unrelated third party. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(k) For financial reporting purposes, the undepreciated cost of the Property in Raleigh, North Carolina, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $272,945 at December 31, 2000. The impairment represented the difference between the Property's carrying value and the General
         Partners' estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(l) For financial reporting purposes, the undepreciated cost of the Property in San Antonio, Texas, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $387,138 at December 31, 2001. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property at December 31, 2001. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.