Form 10-Q
period 2002-03-31
CNL INCOME FUND XVIII LTD
filed 2002-05-15
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                        59-3295394
-------------------------------------              --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------              --------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS




Part I                                                                   Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-14

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                             14

Part II

   Other Information                                                      15-18

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,             December 31,
                                                                             2002                    2001
                                                                       ------------------      ------------------
                              ASSETS

   Land and buildings on operating leases, net                              $ 18,306,551            $ 17,200,148
   Net investment in direct financing leases                                   3,138,178               3,145,098
   Real estate held for sale                                                   1,782,694               1,783,441
   Investment in joint ventures                                                3,209,917               3,011,159
   Cash and cash equivalents                                                     311,991                 226,136
   Restricted cash                                                                    --               1,662,201
   Receivables, less allowance for doubtful
       accounts of $75,201 in 2002 and 2001                                        2,721                  19,767
   Accrued rental income                                                         482,771                 447,016
   Other assets                                                                   12,991                  16,729
                                                                       ------------------      ------------------

                                                                            $ 27,247,814            $ 27,511,695
                                                                       ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   92,351              $   92,368
   Real estate taxes payable                                                      35,989                  12,817
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         13,976                  20,273
   Rents paid in advance                                                           5,324                  11,441
   Deferred rental income                                                          4,900                   4,979
                                                                       ------------------      ------------------
       Total liabilities                                                         852,540                 841,878

   Commitments and Contingencies (Notes 8 and 9)

   Partners' capital                                                          26,395,274              26,669,817
                                                                       ------------------      ------------------

                                                                            $ 27,247,814            $ 27,511,695
                                                                       ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 472,020         $ 480,170
    Earned income from direct financing leases                                     80,090           100,155
    Interest and other income                                                       1,744             8,545
                                                                           ---------------    --------------
                                                                                  553,854           588,870
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           99,210           258,722
    Professional services                                                          15,435            33,601
    Management fees to related party                                                6,347             6,482
    Real estate taxes                                                              23,060            18,384
    State and other taxes                                                           8,115            23,192
    Depreciation and amortization                                                  88,465            94,106
                                                                           ---------------    --------------
                                                                                  240,632           434,487
                                                                           ---------------    --------------

Income Before Equity in Earnings of Joint Ventures                                313,222           154,383

Equity in Earnings of Joint Ventures                                               77,766            29,039
                                                                           ---------------    --------------

Income from Continuing Operations                                                 390,988           183,422
                                                                           ---------------    --------------

Discontinued Operations (Note 7):
    Income from discontinued operations, net                                       34,469            20,450
                                                                           ---------------    --------------

Net Income                                                                      $ 425,457         $ 203,872
                                                                           ===============    ==============

Net Income Per Limited Partner Unit
    Continuing operations                                                        $   0.11          $   0.05
    Discontinued operations                                                          0.01              0.01
                                                                           ---------------    --------------

Total                                                                            $   0.12          $   0.06
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           3,500,000         3,500,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2002                   2001
                                                                        -------------------    -------------------
General partners:
    Beginning balance                                                           $   (5,319 )           $   (5,319 )
    Net income                                                                          --                     --
                                                                        -------------------    -------------------
                                                                                    (5,319 )               (5,319 )
                                                                        -------------------    -------------------

Limited partners:
    Beginning balance                                                           26,675,136             28,306,371
    Net income                                                                     425,457              1,168,765
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)                                        (700,000 )           (2,800,000 )
                                                                        -------------------    -------------------
                                                                                26,400,593             26,675,136
                                                                        -------------------    -------------------

Total partners' capital                                                       $ 26,395,274           $ 26,669,817
                                                                        ===================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 531,709         $ 447,957
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                    --           500,019
       Addition to land and buildings on operating leases                      (1,194,064 )              --
       Investment in joint venture                                               (205,675 )              --
       Decrease in restricted cash                                              1,663,401                --
       Other                                                                       (9,516 )              --
                                                                           ---------------    --------------
          Net cash provided by investing activities                               254,146           500,019
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Loan from corporate general partner                                        125,000                --
       Repayment of loan from corporate general partner                          (125,000 )              --
       Distributions to limited partners                                         (700,000 )        (700,000 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                  (700,000 )        (700,000 )
                                                                           ---------------    --------------

Net Increase in Cash and Cash Equivalents                                          85,855           247,976

Cash and Cash Equivalents at Beginning of Quarter                                 226,136           479,603
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                     $ 311,991         $ 727,579
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

    Distributions declared and unpaid at end of quarter                         $ 700,000         $ 700,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Land and Buildings on Operating Leases:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Houston, Texas at an approximate cost of $1,194,100. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 6).

4.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 6). The Partnership and CNL Income Fund X, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of March 31, 2002, the Partnership had contributed approximately $205,700 for an 18.35% interest in this property.

         As of March 31, 2002, Columbus Joint Venture, CNL Portsmouth Joint Venture, TGIF Pittsburgh Joint Venture, and the Partnership and affiliates, as tenants-in-common, each owned and leased one property, to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                          March 31,          December 31,
                                                             2002                 2001
                                                        ---------------    ------------------
            Land and buildings on operating
                leases, net                                 $6,830,213            $5,731,159
            Net investment in direct financing
                lease                                          312,269               313,339
            Accrued rental income                              152,216               125,874
            Cash                                                13,236                22,034
            Receivables                                         22,775
                                                                                 8,368
            Other assets                                         1,332                 1,116
            Liabilities                                         13,018                12,335
            Partners' capital                                7,319,023             6,189,555

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

                                              Quarter Ended March 31,
                                             2002                2001
                                        ---------------    ------------------

                  Revenue                    $ 211,253            $  114,091
                  Expenses                      35,294                17,603
                  Net income                   175,959                96,488

         The Partnership recognized income of $77,766 and $29,039 during the quarters ended March 31, 2002 and 2001, respectively, from these joint ventures.

5.       Restricted Cash:

         As of December 31, 2001, the net sales proceeds of $1,664,829 from the 2001 sale of the property in Santa Rosa, California, less miscellaneous escrow fees of $2,628 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in January 2002 and were used to acquire a property in Houston, Texas and an interest in a property in Austin, Texas (see Note 3 and Note 4).

6.       Related Party Transactions:

         In January 2002, the Partnership acquired a property, in Houston, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,194,100 (see Note 3). In addition, in January 2002, the Partnership and CNL Income Fund X, Ltd, as tenants-in-common, acquired a property in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,120,800 (see Note 4). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


7.       Discontinued Operations:

         During 2002, the Partnership entered into two separate agreements with unrelated third parties to sell the Jack in the Box property in Echo Park, California and the Boston Market property in San Antonio, Texas. As a result, the Partnership reclassified these assets from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the properties were placed up for sale. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                             Quarter Ended March 31,
                                                            2002                2001
                                                       ----------------    ----------------
          Rental revenues                                    $  35,499           $  36,739
          Expenses                                              (1,030 )           (16,289 )
                                                       ----------------    ----------------
          Income from discontinued operations                $  34,469           $  20,450
                                                       ================    ================

8.       Litigation Matters:

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


9.       Commitments:

         In November 2001, the Partnership entered into an agreement with an unrelated third party to sell the On the Border property in San Antonio, Texas. At December 31, 2001, the Partnership established a provision for write-down on assets related to the anticipated sale of this property.

         In addition, in March 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Jack in the Box property in Echo Park, California and the Boston Market property in San Antonio, Texas (see Note 7).

10.      Subsequent Event:

         In April 2002, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $250,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 25 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $531,709 and $447,957 for the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described below in "Results of Operations."

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Houston, Texas, at an approximate cost of $1,194,100. In addition, in January 2002, the Partnership reinvested the remaining net sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund, X, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs. The general partners believe that this transaction, or a portion thereof, relating to the 2001 sale of the Property in Santa Rosa, California and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         During the quarter ended March 31, 2002, the Partnership entered in a promissory note with the corporate general partner for a loan in the amount of $125,000 in connection with the operations of the partnership. The loan was uncollateralized, non-interest bearing and due on demand. During February 2002, the Partnership repaid the loan in full to the corporate general partner. In April 2002, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $250,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In November 2001, the Partnership entered into an agreement with an unrelated third party to sell the On the Border Property in San Antonio, Texas. In addition, in March 2002, the Partnership entered into two separate agreements, each with an unrelated third party, to sell the Jack in the Box Property in Echo Park, California and the Boston Market Property in San Antonio, Texas and the Partnership reclassified the assets relating to these two Properties to real estate held for sale. As of April 30, 2002 none of the sales had occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At March 31, 2002, the Partnership had $311,991 invested in such short-term investments, as compared to $226,136 at December 31, 2001. The funds remaining at March 31, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2002, a loan from the corporate general partner, the Partnership declared distributions to limited partners of $700,000 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $852,540 at March 31, 2002, from $841,878 at December 31, 2001. Total liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents at March 31, 2002, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 20 wholly owned Properties (including three Properties which were sold in 2001 and excluding two Properties which were classified as real estate held for sale) and during the quarter ended March 31, 2002, the Partnership owned and leased 18 wholly owned Properties (excluding two Properties which were classified as real estate held for sale) to operators of fast-food, family-style and casual-dining restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $552,110 and $580,325, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         The decrease in rental income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the 2001 sales of the Properties in Henderson, Nevada, and Santa Rosa, California. In July 2001 and January 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Henderson, Nevada, in a Property in Denver, Colorado, with an affiliate of the general partners, as tenants-in-common and the net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., as described above in "Capital Resources." Rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of these net sales proceeds in two Properties with affiliates of the general partners, as tenants-in-common. The decrease in rental and earned income during the quarter ended March 31, 2002 was partially offset by the fact that in January 2002, the Partnership reinvested the remaining net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Houston, Texas.

         Revenues remained at reduced amounts during the quarters ended March 31, 2002 and 2001, due to the fact that the lease relating to the Boston Market Property in Minnetonka, Minnesota was rejected by the tenant in 1998 and the leases related to the On the Border Property in San Antonio, Texas and the Boston Market Property in Raleigh, North Carolina were terminated during 2000.
As a result of the one rejected lease and the two terminated leases, the Partnership stopped recording rental and earned income relating to these Properties. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these vacant Properties could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease these Properties in a timely manner. The Partnership is currently seeking either new tenants or purchasers for these vacant Properties.

         During 2002, the Partnership entered into two separate agreements with unrelated third parties to sell the Jack in the Box Property in Echo Park, California and the Boston Market Property in San Antonio, Texas. The Partnership expects to use the proceeds from these sales to reinvest in additional income producing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified these assets from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. During the quarter ended March 31, 2002, the Partnership stopped recording depreciation and accrued rental income upon placing the Properties up for sale. The Partnership recognized net rental income, less Property related expenses of $34,469 and $20,450, during the quarters ended March 31, 2002 and 2001, respectively, relating to these Properties. These amounts were reclassified to Discontinued Operations.

         During the quarters ended March 31, 2002 and 2001, the Partnership owned and leased three Properties indirectly through joint venture arrangements and during the quarter ended March 31, 2002, the Partnership owned and leased two additional Properties with affiliates of the general partners, as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $77,766 and $29,039, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures for the quarter ended March 31, 2002, was primarily due to the fact that in July 2001 and January 2002, the Partnership reinvested the majority of the net sales proceeds from the 2001 sales of the Properties in Henderson, Nevada and Santa Rosa, California, in a Property in Denver, Colorado and a Property in Austin, Texas, respectively, each with an affiliate of the general partners, as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $240,632 and $434,487 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expenses related to certain states in which the Partnership conducts business.

         The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was also partially attributable to the fact that during the quarter ended March 31, 2001, the Partnership incurred approximately $82,000 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The general partners are appealing the judgment. No such expense was incurred during the quarter ended March 31, 2002. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties owned by the Partnership in each respective quarter. In June 2001, the Partnership sold one of the vacant Properties and did not incur any additional expenses relating to this Property after the sale occurred.

         During the quarters ended March 31, 2002 and 2001, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owns the building and leases the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during each of the quarters ended March 31, 2002 and 2001, the Partnership incurred approximately $32,500 and $43,700, respectively, in rent expense relating to the ground lease of the Property. The Partnership will continue to incur such expenses until the Partnership finds replacement tenants or purchasers for four remaining vacant Properties, as described above.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and CNL Income Fund XVIII, Ltd., DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to CNL Income Fund XVIII, Ltd. in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of CNL Income Fund XVIII, Ltd. On May 4, 2001, the District Court awarded a judgment of approximately $85,400 to the plaintiff. CNL Income Fund XVIII, Ltd. is appealing the judgment.

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

                    (b)      Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 2nd day of May, 2002.


                                            CNL INCOME FUND XVIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  --------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  --------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)