Form 10-Q
period 2002-06-30
CNL INCOME FUND XVIII LTD
filed 2002-08-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                     59-3295394
---------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
---------------------------------              -----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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




                                    CONTENTS




Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-12

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                            13

Part II

   Other Information                                                     14-16

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                            June 30,              December 31,
                                                                              2002                    2001
                                                                         ----------------       -----------------
                              ASSETS

   Land and buildings on operating leases, net                              $ 15,736,575           $  14,296,062
   Net investment in direct financing leases                                   3,131,067               3,145,098
   Real estate held for sale                                                   3,992,006               4,800,548
   Investment in joint ventures                                                3,204,836               3,011,159
   Cash and cash equivalents                                                     145,365                 226,136
   Restricted cash                                                                    --               1,662,201
   Receivables, less allowance for doubtful accounts of
       $105,409 and $75,201, respectively                                          1,968                  19,767
   Accrued rental income                                                         385,962                 333,995
   Other assets                                                                   15,393                  16,729
                                                                         ----------------       -----------------

                                                                            $ 26,613,172           $  27,511,695
                                                                         ================       =================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   86,795             $    92,368
   Real estate taxes payable                                                      11,528                  12,817
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         13,867                  20,273
   Rents paid in advance                                                           5,325                  11,441
   Deferred rental income                                                          4,820                   4,979
                                                                         ----------------       -----------------
       Total liabilities                                                         822,335                 841,878

   Commitments and Contingencies (Notes 8 and 9)

   Partners' capital                                                          25,790,837              26,669,817
                                                                         ----------------       -----------------

                                                                            $ 26,613,172           $  27,511,695
                                                                         ================       =================

           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                     Six Months Ended
                                                                         June 30                            June 30,
                                                                 2002               2001              2002             2001
                                                             --------------    ---------------   ---------------   --------------
Revenues:
    Rental income from operating leases                         $  408,155         $  429,783       $   822,130       $  851,920
    Earned income from direct financing leases                      58,748             99,893           138,838          200,048
    Interest and other income                                          706              4,087             2,450           12,632
                                                             --------------    ---------------   ---------------   --------------
                                                                   467,609            533,763           963,418        1,064,600
                                                             --------------    ---------------   ---------------   --------------

Expenses:
    General operating and administrative                            45,232             81,544           112,462          206,712
    Property expenses                                               42,142             81,334           108,949          263,625
    Management fees to related party                                 6,898              5,830            13,245           12,312
    State and other taxes                                              612                792             8,727           23,984
    Depreciation and amortization                                   77,327             66,634           155,705          150,310
    Provision for write-down of assets                                  --            209,130                --          209,130
                                                             --------------    ---------------   ---------------   --------------
                                                                   172,211            445,264           399,088          866,073
                                                             --------------    ---------------   ---------------   --------------

Income Before Loss on Sale of Assets and Equity in
    Earnings of Joint Ventures                                     295,398             88,499           564,330          198,527

Loss on Sale of Assets                                             (25,694 )          (18,855 )         (25,694 )        (18,855 )

Equity in Earnings of Joint Ventures                                78,055             28,542           155,821           57,581
                                                             --------------    ---------------   ---------------   --------------

Income from Continuing Operations                                  347,759             98,186           694,457          237,253
                                                             --------------    ---------------   ---------------   --------------

Discontinued Operations (Note 7):
    Income from discontinued operations, net                        70,276             67,728           149,035          132,533
    Loss on disposal of discontinued operations                   (322,472 )         (387,138 )        (322,472 )       (387,138 )
                                                             --------------    ---------------   ---------------   --------------
                                                                  (252,196 )         (319,410 )        (173,437 )       (254,605 )
                                                             --------------    ---------------   ---------------   --------------

Net Income (Loss)                                                $  95,563        $  (221,224 )     $   521,020       $  (17,352 )
                                                             ==============    ===============   ===============   ==============

Net Income (Loss) Per Limited Partner Unit
    Continuing operations                                        $    0.10          $    0.03        $     0.20        $    0.07
    Discontinued operations                                          (0.07 )            (0.09 )           (0.05 )          (0.07 )
                                                             --------------    ---------------   ---------------   --------------

Total                                                            $    0.03         $    (0.06 )      $     0.15        $    0.00
                                                             ==============    ===============   ===============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,500,000          3,500,000         3,500,000        3,500,000
                                                             ==============    ===============   ===============   ==============

             See accompany notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended           Year Ended
                                                                            June 30,              December 31,
                                                                              2002                    2001
                                                                       --------------------    -------------------
General partners:
    Beginning balance                                                        $      (5,319 )         $     (5,319 )
    Net income                                                                          --                     --
                                                                       --------------------    -------------------
                                                                                    (5,319 )               (5,319 )
                                                                       --------------------    -------------------

Limited partners:
    Beginning balance                                                           26,675,136             28,306,371
    Net income                                                                     521,020              1,168,765
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)                                      (1,400,000 )           (2,800,000 )
                                                                       --------------------    -------------------
                                                                                25,796,156             26,675,136
                                                                       --------------------    -------------------

Total partners' capital                                                     $   25,790,837         $   26,669,817
                                                                       ====================    ===================

           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                2002              2001
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $ 1,009,994        $  830,035
                                                                           ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               951,629         1,348,569
       Addition to land and buildings on operating leases                      (2,090,604 )              --
       Investment in joint venture                                               (205,675 )              --
       Decrease in restricted cash                                              1,663,401                --
       Other                                                                       (9,516 )              --
                                                                           ---------------    --------------
          Net cash provided by investing activities                               309,235         1,348,569
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Loan from corporate general partner                                        375,000                --
       Repayment of loan from corporate general partner                          (375,000 )              --
       Distributions to limited partners                                       (1,400,000 )      (1,400,000 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                (1,400,000 )      (1,400,000 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (80,771 )         778,604

Cash and Cash Equivalents at Beginning of Period                                  226,136           479,603
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Period                                     $  145,365       $ 1,258,207
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

    Distributions declared and unpaid at end of period                         $  700,000        $  700,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Houston, Texas at an approximate cost of $1,194,100. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6).

         In May 2002, the Partnership sold its On the Border property in San Antonio, Texas to an unrelated third party for $500,000 and received net sales proceeds of approximately $470,300, resulting in a loss of approximately $25,700. As of December 31, 2001, the Partnership had identified this property for sale. In June 2002, the Partnership reinvested the net sales proceeds from this sale, along with the proceeds from the sale of the Boston Market property in San Antonio, Texas (see Note 7), in a Taco Cabana property in San Antonio, Texas, at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 6).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The Partnership and CNL Income Fund X, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed approximately $205,700 for an 18.35% interest in this property.

         As of June 30, 2002, Columbus Joint Venture, CNL Portsmouth Joint Venture, and TFIG Pittsburgh Joint Venture each owned and leased one property to operators of fast-food or family-style restaurants. In addition, as of June 30, 2002, the Partnership and affiliates, in two separate tenancy-in-common arrangements, each owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for these joint ventures and tenants-in-common at:

                                                                          June 30,                        December 31,
                                                                            2002                              2001
                                                                        --------------                   ---------------
         Land and buildings on operating leases, net                      $ 6,796,628                      $  5,731,159
         Net investment in direct financing lease                             311,170                           313,339
         Cash                                                                  15,963                            22,034
         Accrued rental income                                                178,528                           125,874
         Receivables                                                           20,342                             8,368
         Other assets                                                               -                             1,116
         Liabilities                                                           12,012                            12,335
         Partners' Capital                                                  7,310,619                         6,189,555


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002             2001
                                                       ------------      -------------   --------------  ---------------

         Revenues                                        $ 212,058          $ 113,886        $ 423,311       $  227,977
         Expenses                                          (34,952 )          (18,314 )        (70,246 )        (35,917 )
                                                       ------------      -------------   --------------  ---------------
         Net Income                                      $ 177,106          $  95,572        $ 353,065       $  192,060
                                                       ============      =============   ==============  ===============


         The Partnership recognized income of $155,821 and $57,581 during the six months ended June 30,2002 and 2001, respectively, $78,055 and $28,542 of which was earned during the quarters ended June 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


6.       Related Party Transactions:

         During 2002, the Partnership acquired a property in Houston, Texas, and one in San Antonio, Texas from CNL Funding 2001-A, LP, for a total purchase price of approximately $2,090,600 (see Note 3). In addition, in January 2002, the Partnership and CNL Income Fund X, Ltd, as
         tenants-in-common, acquired a property in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,120,800 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties, including closing costs.

7.       Discontinued Operations:

         During 2002, the Partnership entered into three separate agreements, each with an unrelated third party, to sell the Jack in the Box property in Echo Park, California, the Boston Market property in Raleigh, North Carolina and the Bennigan's property in Sunrise, Florida. As a result, the Partnership reclassified these assets from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the properties were placed up for sale. On August 5, 2002, the Partnership sold the property in Raleigh, North Carolina (see
         Note 10). In connection with the anticipated sale of this property, the Partnership recorded a loss on disposal of assets of $322,472 during the quarter and six months ended June 30, 2002. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         In May 2002, the Partnership sold its Boston Market property in San Antonio, Texas to an unrelated third party for approximately $515,000 and received net sales proceeds of approximately $481,325. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the quarter and six months ended June 30, 2002 relating to this sale. In June 2002, the Partnership reinvested these sale proceeds in an income producing property in San Antonio, Texas (see Note 3).

         The operating results of the discontinued operations for the above properties are as follows:

                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                 $  91,049         $   94,773      $ 184,594       $  189,545
         Expenses                                          (20,773 )          (27,045 )      (35,559 )        (57,012 )
         Loss on disposal of assets                       (322,472 )         (387,138 )     (322,472 )       (387,138 )
                                                      -------------     --------------  -------------   --------------
         Loss from discontinued operations              $ (252,196 )       $ (319,410 )   $ (173,437 )     $ (254,605 )
                                                      =============     ==============  =============   ==============

8.       Litigation Matters:

         In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership, alleging a breach of contract that was originally entered into by Finest Foodservice, LLC and later assigned to the Partnership, in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998, Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $85,400 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest


                             CNL INCOME FUND XVIII, LTD.
                        (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001



8.       Litigation Matters - Continued:

         Foodservice, LLC. The Partnership accrued this amount as a general and administrative expense as of December 31, 2001. A motion for reconsideration and a new trial was filed and denied. The Partnership appealed the District Court's judgment but lost.

9.       Commitments:

         During 2002, the Partnership entered into three separate agreements, each with an unrelated third party, to sell the Jack in the Box property in Echo Park, California, the Boston Market property in Raleigh, North Carolina and the Bennigan's property in Sunrise, Florida. (see Notes 7 and 10).

10.      Subsequent Events:

         In July 2002, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $500,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         On August 5, 2002, the Partnership sold its property in Raleigh, North Carolina for $650,000 and received net sales proceeds of approximately $614,100, resulting in a loss on disposal of assets of $322,472, which the Partnership recorded at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 21 Properties directly and three Properties indirectly through joint venture or tenancy in common arrangements. In addition, as of June 30, 2002, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership generated cash from operating activities (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) of $1,009,994 and $830,035 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described below in "Results of Operations."

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

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

         In May 2002,  the  Partnership  sold its On the Border  Property in San
Antonio, Texas to an unrelated third party for approximately $500,000 and received net sales proceeds of approximately $470,300, resulting in a net loss of approximately $25,700. As of December 31, 2001, the Partnership had identified this Property for sale. In addition, in May 2002, the Partnership sold its Boston Market Property in San Antonio, Texas to an unrelated third party for approximately $515,000 and received net sales proceeds of approximately $481,325. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the quarter and six months ended June 30, 2002 relating to this sale. In June 2002, the Partnership reinvested the net sales proceeds from these two sales in a Taco Cabana Property in Houston, Texas at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property, including closing costs. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         During the six months ended June 30, 2002, the Partnership entered into two promissory notes with the corporate general partner for loans in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of June 30, 2002, the Partnership had repaid these loans in full to the corporate general partner. In July 2002, the Partnership entered into an additional promissory note with the corporate general partner for a loan in the amount of $500,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         During 2002, the Partnership entered into three separate agreements, each with an unrelated third party, to sell the Jack in the Box Property in Echo Park, California, the Boston Market Property in Raleigh, North Carolina, and the Bennigan's Property in Sunrise, Florida. The Partnership reclassified the assets relating to these three Properties to real estate held for sale. In July 2002, the Partnership terminated the agreement to sell the Bennigan's Property in Sunrise, Florida. On August 5, 2002, the Partnership sold the Property in
Raleigh, North Carolina for $650,000 and received net sales proceeds of approximately $614,100, resulting in a loss on disposal of assets of $322,472, which the Partnership recorded at June 30, 2002. As of August 5, 2002, the sale of the Property in Echo Park, California had not occurred.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At June 30, 2002, the Partnership had $145,365 invested in such short-term investments, as compared to $226,136 at December 31, 2001. The funds remaining at June 30, 2002, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002, loans from the corporate general partner, the Partnership declared distributions to limited partners of $1,400,000 for each of the six months ended June 30, 2002 and 2001, ($700,000 for each of the quarters ended June 30, 2002 and 2001.) This represents distributions of $0.40 per unit for each of the six months ended June 30, 2002 and 2001, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $822,335 at June 30, 2002, as compared to $841,878 at December 31, 2001. The decrease in total liabilities was primarily due to a decrease in accounts payable and rents paid in advance at June 30, 2002, as compared to December 31, 2001. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $960,968 for the six months ended June 30, 2002, as compared to $1,051,968 for the six months ended June 30, 2001, of which $466,903 and $529,676 was earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the 2001 sales of the Properties in Henderson, Nevada, and Santa Rosa, California. In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Henderson, Nevada, in a Property in Denver, Colorado, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In January 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., as described above in "Capital Resources." Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of these net sales proceeds in two Properties with affiliates of the general partners, as tenants-in-common. The decrease in rental revenues during the quarter and six months ended June 30, 2002 was partially offset by the fact that in January 2002, the Partnership reinvested the remaining net sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Houston, Texas.

         Rental revenues were lower during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, due to the fact that during 2002, the Partnership stopped recording rental revenues relating to the
Partnership's Property in Stow, Ohio because the tenant was experiencing financial difficulties. In addition, rental revenues remained at reduced amounts during the quarters and six months ended June 30, 2002 and 2001, due to the fact that the Partnership stopped recording rental revenues when lease relating to the Boston Market Property in Minnetonka, Minnesota was rejected by the tenant in 1998 and when the lease related to the On the Border Property in San Antonio, Texas was terminated during 2000. In May 2002, the Partnership sold the vacant Property in San Antonio, Texas, and reinvested the net sales proceeds in a Taco Cabana Property in San Antonio, Texas, as described above in "Capital
Resources". Rental revenues relating to the Properties in Stow, Ohio and Minnetonka, Minnesota are expected to remain at reduced amounts until such time as the Partnership executes new leases for these Properties or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these Properties will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The Partnership is currently seeking a new tenant for the Property in Minnetonka, Minnesota.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $155,821 and $57,581, respectively, attributable to net income earned by joint ventures, of which $78,055 and $28,542 was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures for the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in July 2001 and January 2002, the Partnership reinvested the majority of the net sales proceeds from the 2001 sales of the Properties in Henderson, Nevada and Santa Rosa, California, in a Property in Denver, Colorado and a Property in Austin, Texas, respectively, each with an affiliate of the general partners, as tenants-in-common.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $399,088 and $866,073 for the six months ended June 30, 2002 and 2001, respectively, of which $172,211 and $445,264 was incurred during the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expenses related to certain states in which the Partnership conducts business.

         The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was also partially attributable to the fact that during the six months ended June 30, 2001, the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The general partners appealed the judgment but lost and are considering their options. No such expense was incurred during the quarter and six months ended June 30, 2002. In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2002, was partially due to the fact that the Partnership incurred certain property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties owned by the Partnership in each respective period. Between June 2001 and May 2002, the Partnership sold three of the vacant Properties and did not incur any additional expenses relating to these Properties after the sales occurred. However, the Partnership will continue to incur these expenses relating to the two remaining vacant Properties until the Properties are sold or until the Partnership finds replacement tenants.

         During the quarters and six months ended June 30, 2002 and 2001, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the six months ended June 30, 2002 and 2001, the Partnership incurred approximately $46,200 and $73,200, respectively, in rent expense relating to the ground lease of the Property. In addition, during the quarter and six months ended June 30, 2001, the Partnership recognized a provision for write-down of assets of $209,130. The provision represented the difference between the Property's carrying value and its estimated fair value. In May 2002, the Partnership sold this Property, and recorded an additional loss of $25,694, as described above in "Capital Resources."

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

         As a result of the sale of the Property in San Antonio, Texas, the Partnership recognized a loss of $25,694, during the quarter and six months ended June 30, 2002. This Property had been identified for sale as of December 31, 2001. As a result of the sale of the Property in Timonium, Maryland, the Partnership recognized a loss of $18,855, during the quarter and six months ended June 30, 2001.

         During 2002, the Partnership entered into three separate agreements, each with an unrelated third party, to sell the Jack in the Box Property in Echo Park, California, the Boston Market Property in Raleigh, North Carolina and the Bennigan's Property in Sunrise, Florida. The Partnership expects to use the proceeds from these sales to reinvest in additional income producing Properties. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership reclassified these assets from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell and the Partnership stopped recording depreciation and accrued rental income upon placing the Properties up for sale. On August 5, 2002, the Partnership sold the Property in Raleigh, North Carolina, as described above in "Capital Resources." In connection with the anticipated sale of this Property, the Partnership recorded a loss on disposal of assets of $322,472 during the quarter and six months ended June 30, 2002. In addition, in May 2002, the Partnership sold its Boston Market Property in San Antonio, Texas. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of assets was recorded during the quarter and six months ended June 30, 2002 relating to this sale. The Partnership recognized net rental income (rental revenues less Property related expenses), of $149,035 and $132,533 during the six months ended June 30, 2002 and 2001, respectively, of which, the Partnership earned $70,276 and $67,728 during the quarters ended June 30, 2002 and 2001, respectively, relating to these Properties. During the quarter and six months ended June 30, 2001, the Partnership recorded a provision for write-down of assets of $387,138 relating to the vacant Boston Market Property in San Antonio, Texas. The provision represented the difference between the carrying value of the Property and its fair value. In May 2002, the Partnership sold this Property, as describe above in "Capital Resources." These amounts were reported as Discontinued Operations in the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and CNL Income Fund XVIII, Ltd., DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to CNL Income Fund XVIII, Ltd. in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of CNL Income Fund XVIII, Ltd. On May 4, 2001, the District Court awarded a judgment of approximately $85,400 to the plaintiff. CNL Income Fund XVIII, Ltd. appealed the District Court's judgment but lost. The general partners are considering their options.

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

                 **10.3   Assignment  of  Management   Agreement  from  CNL  APF
                          Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                 **10.4 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.5 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.6 Form of Development Agreement (Filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.7   Form of  Indemnification  and Put Agreement  (Filed as
                          Exhibit 10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.8 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.9 Form of Lease Agreement for Existing Restaurant (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.10 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.11 Form of Premises Lease for Golden Corral Restaurant (Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.12 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.13 Form of Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.14 Form of Cotenancy Agreement with Affiliated Entity (Filed as Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 **10.15 Form of Registered Investor Advisor Agreement (Filed as Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2002.


                                            CNL INCOME FUND XVIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.





Date: August 7, 2002                      /s/ James M. Seneff, Jr.
                                          ----------------------------------
                                          Name:  James M. Seneff, Jr.
                                          Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date: August 7, 2002                       /s/ Robert A. Bourne
                                           ---------------------------------
                                           Name:  Robert A. Bourne
                                           Title: President and Treasurer

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

           **10.3 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

           **10.4 Form of Joint Venture Agreement for Joint Ventures with Unaffiliated Entities (Filed as Exhibit 10.2 to the
                    Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.5 Form of Joint Venture Agreement for Joint Ventures with Affiliated Programs (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.6   Form of Development  Agreement (Filed as Exhibit 10.5 to the
                    Registrant's   Registration  Statement  on  Form  S-11,  No.
                    33-90998, incorporated herein by reference.)

           **10.7   Form of Indemnification  and Put Agreement (Filed as Exhibit
                    10.6 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.8 Form of Unconditional Guarantee of Payment and Performance (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.9   Form of Lease  Agreement for Existing  Restaurant  (Filed as
                    Exhibit 10.8 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.10 Form of Lease Agreement for Restaurant to be Constructed (Filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.11 Form of Premises Lease for Golden Corral Restaurant (Filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.12 Form of Agreement between CNL Income Fund XVII, Ltd. and MMS Escrow and Transfer Agency, Inc. and between CNL Income Fund XVIII, Ltd. and MMS Escrow and Transfer Agency, Inc. relating to the Distribution Reinvestment Plans (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.13 Form of Cotenancy Agreement with Unaffiliated Entity (Filed as Exhibit 10.12 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.14  Form of Cotenancy Agreement with Affiliated Entity (Filed as
                    Exhibit 10.13 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

           **10.15  Form of  Registered  Investor  Advisor  Agreement  (Filed as
                    Exhibit 10.14 to Amendment No. One to the Registrant's Registration Statement on Form S-11, No. 33-90998, incorporated herein by reference.)

                                  EXHIBIT 10.3