Form 10-Q
period 2002-09-30
CNL INCOME FUND XVIII LTD
filed 2002-11-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3295394
----------------------------------              -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
----------------------------------              -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-9

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-14

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                           14

   Item 4.    Controls and Procedures                                   14

Part II

   Other Information                                                    15-17

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                          September 30,           December 31,
                                                                              2002                    2001
                                                                         ----------------       -----------------
                              ASSETS

   Land and buildings on operating leases, net                           $    18,817,449        $     17,494,535
   Net investment in direct financing leases                                   3,121,332               3,145,098
   Real estate held for sale                                                          --               1,423,054
   Investment in joint ventures                                                3,201,008               3,011,159
   Cash and cash equivalents                                                     640,454                 226,136
   Restricted cash                                                                    --               1,662,201
   Receivables, less allowance for doubtful accounts of
       $66,734 and $75,201, respectively                                             945                  19,767
   Accrued rental income                                                         616,809                 513,016
   Other assets                                                                   10,967                  16,729
                                                                         ----------------       -----------------

                                                                         $    26,408,964           $  27,511,695
                                                                         ================       =================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                      $        92,030             $    92,368
   Real estate taxes payable                                                       6,310                  12,817
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         18,658                  20,273
   Rents paid in advance                                                           5,325                  11,441
   Deferred rental income                                                          4,741                   4,979
                                                                         ----------------       -----------------
       Total liabilities                                                         827,064                 841,878


   Partners' capital                                                          25,581,900              26,669,817
                                                                         ----------------       -----------------

                                                                         $    26,408,964           $  27,511,695
                                                                         ================       =================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                     Nine Months Ended
                                                                       September 30                       September 30,
                                                                 2002               2001              2002             2001
                                                             --------------    ---------------   ---------------   --------------
Revenues:
    Rental income from operating leases                      $     531,989         $  536,134    $    1,538,713      $ 1,577,599
    Earned income from direct financing leases                      53,953             99,561           192,791          299,609
    Interest and other income                                        1,769              5,375             4,219           18,007
                                                             --------------    ---------------   ---------------   --------------
                                                                   587,711            641,070         1,735,723        1,895,215
                                                             --------------    ---------------   ---------------   --------------

Expenses:
    General operating and administrative                            42,652             34,140           155,124          240,852
    Property expenses                                               13,574            132,611           122,544          396,236
    Management fees to related party                                 5,158              6,293            18,403           18,605
    State and other taxes                                               --                 --             8,727           23,984
    Depreciation and amortization                                  105,553             97,172           274,106          279,860
    Provision for write-down of assets                                  --            112,109                --          321,239
                                                             --------------    ---------------   ---------------   --------------
                                                                   166,937            382,325           578,904        1,280,776
                                                             --------------    ---------------   ---------------   --------------

Income Before Gain (Loss) on Sale of Assets and
    Equity in Earnings of Joint Ventures                           420,774            258,745         1,156,819          614,439

Gain (Loss) on Sale of Assets                                           --            177,865           (25,694 )        159,010

Equity in Earnings of Joint Ventures                                77,652             65,191           233,473          122,772
                                                             --------------    ---------------   ---------------   --------------

Income from Continuing Operations                                  498,426            501,801         1,364,598          896,221
                                                             --------------    ---------------   ---------------   --------------

Discontinued Operations (Note 6):
    Loss from discontinued operations, net                          (7,363 )          (24,180 )         (30,043 )        (48,814 )
    Loss on disposal of discontinued operations, net                    --                 --          (322,472 )       (387,138 )
                                                             --------------    ---------------   ---------------   --------------
                                                                    (7,363 )          (24,180 )        (352,515 )       (435,952 )
                                                             --------------    ---------------   ---------------   --------------

Net Income (Loss)                                             $    491,063         $  477,621      $  1,012,083      $   460,269
                                                             ==============    ===============   ===============   ==============

Net Income (Loss) Per Limited Partner Unit
    Continuing operations                                     $       0.14         $     0.15      $       0.39      $      0.25
    Discontinued operations                                             --              (0.01 )           (0.10 )          (0.12 )
                                                             --------------    ---------------   ---------------   --------------

Total                                                         $       0.14         $     0.14      $       0.29      $      0.13
                                                             ==============    ===============   ===============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                            3,500,000          3,500,000         3,500,000        3,500,000
                                                             ==============    ===============   ===============   ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Nine Months Ended           Year Ended
                                                                         September 30,            December 31,
                                                                              2002                    2001
                                                                      ---------------------    -------------------

General partners:
    Beginning balance                                                         $     (5,319 )         $     (5,319 )
    Net income                                                                          --                     --
                                                                      ---------------------    -------------------
                                                                                    (5,319 )               (5,319 )
                                                                      ---------------------    -------------------

Limited partners:
    Beginning balance                                                           26,675,136             28,306,371
    Net income                                                                   1,012,083              1,168,765
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                                      (2,100,000 )           (2,800,000 )
                                                                      ---------------------    -------------------
                                                                                25,587,219             26,675,136
                                                                      ---------------------    -------------------

Total partners' capital                                                      $  25,581,900         $   26,669,817

                                                                      =====================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2002              2001
                                                                           ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                              $    1,591,031     $   1,270,122
                                                                           ---------------    --------------
    Cash Flows from Investing Activities:
       Decrease in restricted cash                                              1,663,401                --
       Addition to land and buildings on operating leases                      (2,090,604 )              --
       Proceeds from sale of assets                                             1,565,681         2,626,614
       Investment in joint venture                                               (205,675 )      (1,766,420 )
       Other                                                                       (9,516 )              --
                                                                           ---------------    --------------
          Net cash provided by investing activities                               923,287           860,194
                                                                           ---------------    --------------

    Cash Flows from Financing Activities:
       Loan from corporate general partner                                        875,000                --
       Repayment of loan from corporate general partner                          (875,000 )              --
       Distributions to limited partners                                       (2,100,000 )      (2,100,000 )
                                                                           ---------------    --------------
          Net cash used in financing activities                                (2,100,000 )      (2,100,000 )
                                                                           ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                              414,318            30,316

Cash and Cash Equivalents at Beginning of Period                                  226,136           479,603
                                                                           ---------------    --------------

Cash and Cash Equivalents at End of Period                                  $     640,454        $  509,919
                                                                           ===============    ==============

Supplemental Schedule of Non-Cash Financing Activities:

    Distributions declared and unpaid at end of period                     $      700,000        $  700,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Houston, Texas at an approximate cost of $1,194,100. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 7).

         In May 2002, the Partnership sold its On the Border property in San Antonio, Texas to an unrelated third party for $500,000 and received net sales proceeds of approximately $470,300, resulting in a loss of approximately $25,700. As of December 31, 2001, the Partnership had identified this property for sale. In June 2002, the Partnership reinvested the net sales proceeds from this sale, along with the proceeds from the sale of the Boston Market property in San Antonio, Texas (see Note 6), in a Taco Cabana property in San Antonio, Texas, at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 7).

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 7). The Partnership and CNL Income Fund X, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest in the property. As of September 30, 2002, the Partnership had contributed approximately $205,700 for an 18.35% interest in this property.

         As of September 30, 2002, Columbus Joint Venture, CNL Portsmouth Joint Venture, and TFIG Pittsburgh Joint Venture each owned and leased one property to operators of fast-food or family-style restaurants. In addition, as of September 30, 2002, the Partnership had entered into two separate tenancy-in-common arrangements, in each case with an affiliate of the general partners, each of which owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for these joint ventures and tenancy in common arrangements at:

                                                                   September 30,                    December 31,
                                                                       2002                             2001
                                                                ----------------                 ----------------
         Land and buildings on operating
             leases, net                                          $     6,763,043                     $  5,731,159
         Net investment in direct financing
             lease                                                        310,042                          313,339
         Cash                                                              13,436                           22,034
         Accrued rental income                                            204,752                          125,874
         Accounts receivable                                               26,740                            8,368
         Other assets                                                          --                            1,116
         Liabilities                                                       12,085                           12,335
         Partners' Capital                                              7,305,928                        6,189,555



                                                    Quarter Ended September 30,      Nine Months Ended September  30,
                                                     2002               2001            2002             2001
                                                  ------------     ---------------  -------------   ---------------

         Revenues                                 $   210,382        $    170,732     $  633,692       $   398,709
         Expenses                                     (33,838 )           (29,514 )     (104,084 )         (65,431 )
                                                  ------------     ---------------  -------------   ---------------
         Net Income                               $   176,544        $    141,218     $  529,608       $   333,278
                                                  ============     ===============  =============   ===============


         The Partnership recognized income of $233,473 and $122,772 during the nine months ended September 30, 2002 and 2001, respectively, $77,652 and $65,191 of which was earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenancy in-common arrangements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


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

6.       Discontinued Operations:

         In May 2002, the Partnership sold its Boston Market property in San Antonio, Texas to an unrelated third party for approximately $515,000 and received net sales proceeds of approximately $481,325. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, including $387,138 during the nine months ended September 30, 2001, no gain or loss on disposal of discontinued operations was recorded during the nine months ended September 30, 2002 relating to this sale. In June 2002, the Partnership reinvested these sale proceeds in an income producing property in San Antonio, Texas (see Note 3).

         During 2002, the Partnership entered into three separate agreements, each with an unrelated third party, to sell the Jack in the Box property in Echo Park, California, the Boston Market property in Raleigh, North Carolina and the Bennigan's property in Sunrise, Florida. The contracts for the sale of the properties in Echo Park, California and Sunrise, Florida were subsequently terminated and as a result, the Partnership reclassified the assets from real estate held for sale to land and building on operating leases, net investment in direct financing leases, and accrued rental income. In August 2002, the Partnership sold this property for $650,000 and received net sales proceeds of approximately $614,100, resulting in a loss on disposal of discontinued operations of $322,472, which the Partnership recorded during the six months ended June 30, 2002. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:


                                                    Quarter Ended September 30,   Nine Months Ended September 30,
                                                      2002              2001            2002           2001
                                                  -------------    ---------------  -------------  --------------
         Rental revenues                            $       --      $         --       $      --     $       --
         Expenses                                       (7,363 )          (24,180 )      (30,043 )       (48,814 )
         Loss on disposal of assets                         --                 --       (322,472 )      (387,138 )
                                                  -------------    ---------------  -------------  --------------
         Loss from discontinued operations        $     (7,363 )    $     (24,180 )    $(352,515 )   $  (435,952 )
                                                  =============    ===============  =============  ==============

7.       Related Party Transactions:

         During 2002, the Partnership acquired a property in Houston, Texas, and a property in San Antonio, Texas from CNL Funding 2001-A, LP, for a total purchase price of approximately $2,090,600 (see Note 3). In addition, in January 2002, the Partnership and CNL Income Fund X, Ltd, as tenants-in-common, acquired a property in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,120,800 (see Note 4). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


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

9.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                                 2002                  2001
                                                            ----------------      ----------------
               Golden Corral Corporation                       $    493,209        $      374,363
               Metromedia Restaurant Group                          337,567               220,056
               Jack in the Box Inc.                                 289,268               395,865
               Chevy's Inc.                                         201,590                   N/A
               IHOP Properties, Inc.                                    N/A               211,347

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the specified chains did not represent more than 10% of the Partnership's total rental revenues.

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                                 2002                  2001
                                                            ----------------      ----------------
               Golden Corral Family Steakhouse
                    Restaurant                                 $    493,209         $     642,911
               Jack in the Box                                      289,268               395,865
               Bennigan's                                           337,567               220,065
               Chevy's Fresh Mex Resturant                          201,589                   N/A
               IHOP                                                     N/A               211,347

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the specified chains did not represent more than 10% of the Partnership's total rental revenues.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


10.      Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant connects, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 20 Properties directly and three Properties indirectly through joint venture or tenancy in common arrangements. In addition, as of September 30, 2002, the Partnership owned 16 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures and interest and other income received, less cash paid for expenses) was $1,591,031 and $1,270,122 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was primarily a result of changes in income and expenses, as described below in "Results of Operations."

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Houston, Texas, at an approximate cost of $1,194,100. In addition, in January 2002, the Partnership reinvested the remaining net sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund, X, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties. The general partners believe that the transaction, or a portion thereof, relating to the 2001 sale of the Property in Santa Rosa, California and the reinvestment of the net sales proceeds, described above, will qualify as a like-kind transaction for federal income tax purposes. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         In May 2002,  the  Partnership  sold its On the Border  Property in San
Antonio, Texas to an unrelated third party for approximately $500,000 and received net sales proceeds of approximately $470,300, resulting in a net loss of approximately $25,700. As of December 31, 2001, the Partnership had identified this Property for sale. In addition, in May 2002, the Partnership sold its Boston Market Property in San Antonio, Texas to an unrelated third party for approximately $515,000 and received net sales proceeds of approximately $481,325. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss on disposal of discontinued operations was recorded during the nine months ended September 30, 2002 relating to this sale. In June 2002, the Partnership reinvested the net sales proceeds from these two sales in a Taco Cabana Property in Houston, Texas at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the transaction.

         During  2002,  the  Partnership  entered  into  an  agreement  with  an unrelated  third party to sell the Boston  Market  Property  in  Raleigh,  North
Carolina. In connection with the anticipated sale of the Property, the Partnership recorded a loss on disposal of assets of $322,472 during the six months ended June 30, 2002. In August 2002, the Partnership sold this Property for $650,000 and received net sales proceeds of approximately $614,100. The Partnership anticipates it will reinvest these proceeds in an additional Property. The Partnership anticipates its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from this transaction.

         During the nine months ended September 30, 2002, the Partnership entered into three promissory notes with the corporate general partner for loans in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of September 30, 2002, the Partnership had repaid these loans in full to the corporate general partner.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to invest in an additional Property, to pay Partnership expenses or to make distributions to partners. At September 30, 2002, the Partnership had $640,454 invested in such short-term investments, as compared to $226,136 at December 31, 2001. The funds remaining at September 30, 2002, will be used to invest in an additional Property, and to pay distributions and other liabilities of the Partnership.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $827,064 at September 30, 2002, as compared to $841,878 at December 31, 2001. The decrease in total liabilities was primarily due to a decrease in rents paid in advance at September 30, 2002, as compared to December 31, 2001. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents at September 30, 2002, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and loans from the corporate general partner, and for the nine months ended September 30, 2001 the net sales proceeds from the sale of the portion of the Partnership's interest in TGIF Pittsburgh Joint Venture, the Partnership declared distributions to limited partners of $2,100,000 for each of the nine months ended September 30, 2002 and 2001, ($700,000 for each of the quarters ended September 30, 2002 and 2001.) This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2002 and 2001, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total  rental  revenues  were  $1,731,504  for the  nine  months  ended
September 30, 2002, as compared to $1,877,208 for the nine months ended September 30, 2001, of which $585,942 and $635,695 were earned during the third quarter of 2002 and 2001, respectively. The decrease in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the 2001 sales of the Properties in Henderson, Nevada, and Santa Rosa, California. In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Property in Henderson, Nevada, in a Property in Denver, Colorado, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In January 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., as described above in "Capital Resources." Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase due to the fact that the Partnership reinvested the majority of these net sales proceeds in two Properties with affiliates of the general partners, as tenants-in-common.

         The Partnership used the remaining net sales proceeds from the 2001 sale of the Property in Santa Rosa, California, along with the net sales proceeds from the 2002 sales of the two Properties in San Antonio, Texas to acquire two additional Properties, as described above in "Capital Resources". The decrease in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially offset due to the acquisition of these two Properties, one in January 2002 and one in June 2002.

         Rental revenues were lower during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, due to the fact that during 2002, the Partnership stopped recording rental revenues relating to the Partnership's Property in Stow, Ohio because the tenant was experiencing financial difficulties. In addition, rental revenues remained at reduced amounts during the quarters and nine months ended September 30, 2002 and 2001, due to the fact that the Partnership stopped recording rental revenues when the lease relating to the Boston Market Property in Minnetonka, Minnesota was rejected by the tenant in 1998 in connection with its bankruptcy proceedings and the lease related to the On the Border Property in San Antonio, Texas was terminated during 2000. In May 2002, the Partnership sold the vacant Property in San Antonio, Texas, and reinvested the net sales proceeds in a Taco Cabana Property in San Antonio, Texas, as described above in "Capital Resources". Rental revenues are expected to remain at reduced amounts until such time as the Partnership executes new leases for the Properties in Stow, Ohio and Minnetonka, Minnesota or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The lost revenues resulting from these Properties will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Properties in a timely manner. The Partnership is currently seeking a new tenant for the Property in Minnetonka, Minnesota.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $233,473 and $122,772, respectively, attributable to net income earned by joint ventures, of which $77,652 and $65,191 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures for the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to the fact that in July 2001 and January 2002, the Partnership reinvested the majority of the net sales proceeds from the 2001 sales of the Properties in Henderson, Nevada and Santa Rosa, California, in a Property in Denver, Colorado and a Property in Austin, Texas, respectively, each with an affiliate of the general partners, as tenants-in-common.

         During the nine months ended September 30, 2002, four lessees, Golden Corral Corporation, Jack in the Box Inc., Chevy's, Inc. and Steak & Ale of Colorado, Inc. and S&A Properties, Corp. (affiliated under common control of Metromedia Restaurant Group) each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and tenants-in-common with affiliates of the general partners.) It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than ten percent of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2002, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Jack in the Box, Chevy's Fresh Mex Restaurant and Bennigan's, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and tenants-in-common with affiliates of the general partners). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $578,904 and $1,280,776 for the nine months ended September 30, 2002 and 2001, respectively, of which $166,937 and $382,325 were incurred during the quarters ended September 30, 2002 and 2001, respectively. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in the amount of state tax expenses related to certain states in which the Partnership conducts business.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was also partially attributable to the fact that during the nine months ended September 30, 2001, the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The general partners appealed the judgment but lost and are considering their options. No such expense was incurred during the quarter and nine months ended September 30, 2002. In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2002, was partially due to the fact that the Partnership incurred certain property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties owned by the Partnership in each respective period. Between June 2001 and May 2002, the Partnership sold three of the vacant Properties and did not incur any additional expenses relating to these Properties after the sales occurred. However, the Partnership will continue to incur these expenses relating to the remaining vacant Property until the Property is sold or until the Partnership finds a new tenant.

         During the quarters and six months ended June 30, 2002 and 2001, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the nine months ended September 30, 2002 and 2001, the Partnership incurred approximately $46,200 and $73,200, respectively, in rent expense relating to the ground lease of the Property. In addition, during the quarter and nine months ended September 30, 2001, the Partnership recognized a provision for write-down of assets of $112,109 and $321,239, respectively. The provision represented the difference between the Property's carrying value and its estimated fair value. In May 2002, the Partnership sold this Property, and recorded an additional loss of $25,694, as described above in "Capital Resources."

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

         During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The two Properties were vacant and the proceeds from the sales were reinvested in income producing Properties.

         As a result of the sale of the Property in San Antonio, Texas, the Partnership recognized a loss of $25,694, during the nine months ended September 30, 2002. This Property had been identified for sale as of December 31, 2001. As a result of the sale of the Property in Timonium, Maryland, the Partnership recognized a loss of $18,855, during the nine months ended September 30, 2001. As a result of the sale of the Property in Henderson, Nevada the Partnership recognized a gain of $177,865 during the quarter and nine months ended September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                **10.3 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

                **99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                **99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of November, 2002.


                                            CNL INCOME FUND XVIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ----------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


        I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "registrant"), certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002


/s/ James M. Seneff, Jr.
-------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)  Exhibits

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

             **10.3 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.3 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

             **99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

             **99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2