Form 10-K
period 2002-12-31
CNL INCOME FUND XVIII LTD
filed 2003-03-31
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food, family-style and casual dining restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $30,810,000 and were used to acquire 24 Properties (which included one Property owned by a joint venture in which the Partnership is a co-venturer) and to pay acquisition fees and certain acquisition expenses. As of December 31, 1999, the Partnership owned 24 Properties, either directly or indirectly through joint venture or tenancy in common arrangements. In June 2000, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Atlanta, Georgia in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each an affiliate of the General Partners, to purchase one Property in Homestead, Pennsylvania. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs. During 2001, the Partnership sold its Properties in Timonium, Maryland and Henderson, Nevada and reinvested the majority of these net sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. In addition, in December 2001, the Partnership sold its Property in Santa Rosa,
California. In January 2002 the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Houston, Texas and in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. During 2002, the Partnership sold its two Properties in San Antonio, Texas and its Property in Raleigh, North Carolina and reinvested the majority of the net sales proceeds from the sale of the two San Antonio Properties in another Property in San Antonio, Texas. As of December 31, 2002, the Partnership owned 18 Properties directly, and five Properties indirectly through joint venture or tenancy in common arrangements. The 18
Properties include one Property consisting of land only. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         The leases of the Properties provide for initial terms ranging from 15 to 20 years (the average being 18 years) and expire between 2012 and 2020. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in equal monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 15 of the Partnership's 23 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage of the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

         During 2002, the Partnership reinvested the net sales proceeds it received from the sale of the Property in Santa Rosa, California, in a Property in Austin, Texas, with CNL Income Fund X, Ltd., as tenants-in-common, and in a wholly owned Property in Houston, Texas. In June 2002, the Partnership reinvested the majority of the net sales proceeds from the sale of two Properties in San Antonio, Texas in another Property in San Antonio, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         Effective May 2002, the lease relating to the Arby's Property in Lexington, North Carolina was amended to eliminate guaranteed scheduled rent increases. The General Partners do not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership. All other lease terms remain unchanged.

Major Tenants

         During 2002, four lessees of the Partnership, Golden Corral Corporation, Chevy's, Inc., Jack in the Box Inc., and S&A Properties and Steak and Ale of Colorado, Inc. (under common control of Metromedia Restaurant Group, hereinafter referred to as Metromedia Restaurant Group), each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates). As of December 31, 2002, Golden Corral Corporation was the lessee relating to four leases, Chevy's Inc. was the lessee relating to one lease, Jack in the Box Inc. was the lessee relating to three leases, and Metromedia Restaurant Group was the lessee relating to two leases. It is anticipated that based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) in 2003. In addition, four Restaurant Chains, Golden Corral, Chevy's, Jack in the Box, and Bennigan's, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) during 2002. In 2003, it is anticipated that these four Restaurant Chains will each contribute more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease or sell the Properties in a timely manner. As of December 31, 2002, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

         Entity Name             Year      Ownership               Partners                   Property
Columbus  Joint Venture          1998       39.93 %     CNL Income Fund XII,  Ltd.       Columbus, OH
                                                        CNL Income Fund XVI, Ltd.

CNL Portsmouth     Joint         1999       57.20 %     CNL Income Fund XI, Ltd.         Portsmouth, VA
     Venture

TGIF Pittsburgh Joint            2000       19.78%      CNL Income Fund VII,  Ltd.       Homestead, PA
Venture                                                 CNL Income   Fund  XV, Ltd.
                                                        CNL Income Fund XVI, Ltd.

CNL Income  Fund  VIII,  Ltd.,   2001       80.70%      CNL Income Fund VIII, Ltd.       Denver, CO
     and   CNL   Income   Fund
     XVIII,  Ltd.,  Tenants in
     Common

CNL Income  Fund X, Ltd.,  and   2002       18.35%      CNL Income Fund X, Ltd.          Austin, TX
     CNL  Income  Fund  XVIII,
     Ltd., Tenants in Common

         Each of the joint ventures or tenancies in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In January 2002, the Partnership reinvested a portion of the sales proceeds from the 2001 sale of the Property in Santa Rosa, California in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd. The Partnership entered into a long-term, triple-net lease for this Property with terms substantially the same as its other leases.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Restaurants XVIII, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 23 Properties. Of the 23 Properties, 18 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. As of December 31, 2002, the Partnership's Property sites ranged from approximately 24,400 to 148,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly though joint venture or tenancy in common arrangements as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

               State                               Number of Properties

               Arizona                                       1
               California                                    1
               Colorado                                      1
               Florida                                       2
               Illinois                                      1
               Kentucky                                      1
               Minnesota                                     1
               New York                                      1
               North Carolina                                2
               Ohio                                          2
               Pennsylvania                                  1
               Tennessee                                     1
               Texas                                         7
               Virginia                                      1
                                                       --------------
               TOTAL PROPERTIES                             23
                                                       ==============

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly though joint venture or tenancy in common arrangements as of December 31, 2002, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,200 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $21,723,728 and $7,337,654, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly though joint venture or tenancy in common arrangements as of December 31, 2002 by Restaurant Chain.

                Restaurant Chain                        Number of Properties

                Arby's                                            2
                Bennigan's                                        2
                Boston Market                                     1
                Burger King                                       1
                Chevy's Fresh Mex                                 1
                Golden Corral                                     4
                Ground Round                                      1
                IHOP                                              1
                Jack in the Box                                   3
                NI's International Buffet                         1
                Taco Bell                                         1
                Taco Cabana                                       3
                T.G.I. Friday's                                   1
                Wendy's                                           1
                                                            --------------
                TOTAL PROPERTIES                                 23
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

         At December 31, 2002, 2001, 2000, 1999, and 1998 the Properties were 96%, 83%, 80%, 96%, and 96% occupied, respectively. The following is a schedule of the average rent per Property for each of the years ended December 31:

                                     2002              2001              2000               1999               1998
                                 -------------     -------------    ---------------     --------------     -------------
  Rental Revenues (1)(2)         $   2,653,429      $ 2,564,402        $ 2,888,408        $ 3,141,240       $ 2,953,285
  Properties (2)                            22               19                 20                 23                24
  Average rent per
      property                   $      120,610       $ 134,969          $ 144,420          $ 136,576         $ 123,054

(1) Rental revenues includes the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------
              2003                             --                       --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                             --                       --                      --
              2012                              4                $ 762,097                  27.70%
              Thereafter                       18                1,989,638                  72.30%
                                        ----------            -------------           -------------
              Total (1)                        22              $ 2,751,735                 100.00%
                                        ==========            =============           =============

(1)      Excludes one Property which was vacant at December 31, 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 2002 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012 to 2013) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

         Jack in the Box Inc. leases three Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $122,100 (ranging from approximately $84,000 to $142,800).

         Metromedia Restaurant Group leases two Bennigan's restaurants. The initial term of one lease is 18 years (expiring in 2019) and the initial term of the other lease is 20 years (expiring in 2018) and the average minimum base annual rent is approximately $218,400 (ranging from approximately $200,200 to $236,600).

Item 3.  Legal Proceedings

         On August 10, 1998, DJD Partners VII, LLC served a lawsuit filed on or about July 28, 1998 against Finest Foodservice, LLC and the Partnership, DJD Partners VII, LLC v. Finest Foodservice, LLC, et al, Case No. CT 98-014942, in the District Court of the Fourth Judicial District of Hennepin County, Minnesota, alleging a breach of a contract entered into by Finest Foodservice, LLC and assigned to the Partnership in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998 Finest Foodservice, LLC filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. On May 4, 2001, the District Court awarded a judgment of approximately $85,400 to the plaintiff, which the Partnership has paid. The Partnership appealed the judgment but lost. The Partnership and DJD Partners VII, LLC have certain unresolved legal issues relating to this Property. Among other things, DJD Partners VII, LLC claims to have a right to repurchase the Property for an unlimited duration, which may prevent the Partnership from selling or re-leasing the Property.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 1,554 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 2002 range from $8.57 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                           2002 (1)                                      2001(1)
                             --------------------------------------     ------------------------------------------
                               High          Low          Average           High           Low          Average
                             ----------   ----------    -------------   -------------   -----------   -------------
      First Quarter               6.57         6.00             6.36           $6.86        $ 6.80         $  6.83
      Second Quarter                (2 )         (2 )             (2 )          6.57          6.57            6.57
      Third Quarter               6.43         6.43             6.43            6.30          6.30            6.30
      Fourth Quarter              7.90         6.56             7.17            8.00          8.00            8.00

(1)      A total of 5,986 and 22,500 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $2,800,000 to the Limited Partners. Distributions of $700,000 were declared at the close of each of the Partnership's calendar quarters during 2002 and 2001, to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions for an annual fee. If the General Partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

(b)      Not applicable.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                         2002          2001            2000             1999            1998
                                      ------------ --------------  --------------  ---------------  -------------
    Year Ended December 31:
    Continuing Operations (5):
        Revenues                       $2,289,032   $  2,483,770     $ 2,629,592     $  2,909,581    $ 2,857,028
        Equity earnings of joint
           ventures                       308,632        197,013         112,863           61,656             --
        Income from continuing
           operations (2) (3)             730,714      1,616,472       1,245,394        2,321,606      2,088,903

    Discontinued Operations (5):
        Revenues                               --            500         278,670          221,134        240,729
        Income (loss) from
           discontinued operations (4)   (353,644 )     (447,707 )      (128,197 )        193,750        213,419

    Net income                            377,070      1,168,765       1,117,197        2,515,356      2,302,322

    Net income (loss) per Unit:
        Continuing operations           $    0.21     $     0.45       $    0.36       $     0.66      $    0.60
        Discontinued operations             (0.10 )        (0.12 )         (0.04 )           0.06           0.06
                                      ------------ --------------  --------------  ---------------  -------------
             Total                       $   0.11     $     0.33       $    0.32       $     0.72      $    0.66
                                      ============ ==============  ==============  ===============  =============

    Cash distributions declared        $2,800,000   $  2,800,000     $ 2,800,000     $  2,799,998    $ 2,657,764

    Cash distributions declared
      per Unit:                              0.80           0.80            0.80             0.80           0.76

    Weighted average number
          of Limited Partner
          Units outstanding (1)         3,500,000      3,500,000       3,500,000        3,500,000      3,495,278

    At December 31:
        Total assets                  $25,021,532   $ 27,511,695     $29,112,352    $  30,866,006    $31,112,617
        Total partners' capital        24,246,887     26,669,817      28,301,052       29,983,855     30,268,497

(1) Represents the weighted average number of Units outstanding during the period the Partnership was operational.

(2) Income from continuing operations includes $1,052,735, $321,239, $635,615 and $197,466, for the years ended December 31, 2002, 2001,
         2000, and 1998, respectively, from provisions for write-down of assets.

(3) Income from continuing operations includes gains on sale of assets of $429,072 and $46,300 for the years ended December 31, 2001 and 1999, respectively, and a loss on sale of assets of $25,694 for the year ended December 31, 2002. Income from continuing operations includes a termination refund to the tenant of $84,873 for the year ended December 31, 2000.

(4) Net income (loss) from discontinued operations includes provisions for write-down of assets of $322,472, $387,138, and $357,563 for the years ended December 31, 2002, 2001, and 2000, respectively.

(5) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture of tenancy in common arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2002, the Partnership owned 18 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 19 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2000, the Partnership owned 22 Properties directly and three Properties indirectly through joint venture arrangements.

Capital Resources

         Cash from operating activities was $2,080,057, $1,684,911, and $2,310,051, for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash from operating activities during the year ended December 31, 2002, and the decrease in cash from operating activities during the year ended December 31, 2001, each as compared to the previous year, was primarily a result of changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In June 2000, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Atlanta, Georgia into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XV, Ltd., and CNL Income Fund XVI, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to own and lease one restaurant Property. As of December 31, 2000, the Partnership had contributed approximately $1,001,600 to the joint venture. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., for approximately $500,000. Because the Partnership sold 50% of its interest in TGIF Pittsburgh Joint Venture at its then current carrying value, no gain or loss was recognized. As of December 31, 2002, the Partnership had a remaining investment of approximately $501,500 in TGIF Pittsburgh Joint Venture representing a 19.78% interest in this joint venture. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs.

         During 2001, the Partnership sold its Properties in Timonium, Maryland; Henderson, Nevada; and Santa Rosa, California, each to a third party. The Partnership received total net sales proceeds of approximately $3,791,400, resulting in a net gain of approximately $429,100. In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Timonium and Henderson Properties in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2002, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the Property. In January 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Santa Rosa Property in a Property in Houston, Texas and reinvested the remaining net sales proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2002, the Partnership had contributed approximately $205,700 for an 18.35% interest in the profits and losses of the Property. The Partnership acquired the Properties in Austin and Houston, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.

         In 2001, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner. During the year ended December 31, 2002, the Partnership entered into three promissory notes with the corporate General Partner for loans in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 2002, the Partnership had repaid these loans in full to the corporate General Partner.

         During 2002, the Partnership sold its On the Border Property in San Antonio, Texas and its Boston Market Properties in San Antonio, Texas and Raleigh, North Carolina, each to a third party. As of December 31, 2001, the Partnership had identified the On the Border Property for sale. The Partnership received total net sales proceeds of approximately $1,565,725, resulting in a loss on sale of assets of approximately $25,700 relating to the On the Border Property in San Antonio, Texas and a loss on disposal of assets of approximately $322,500 relating to the Boston Market Property in Raleigh, North Carolina. In June 2002, the Partnership reinvested the net sales proceeds from the sale of the Properties in San Antonio, Texas in a Property in Houston, Texas at an approximate cost of $896,500. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90 day maturity date, pending reinvestment in additional Properties, paying Partnership expenses or making distributions to the partners. At December 31, 2002, the Partnership had $429,481 invested in such short-term investments, as compared to $226,136 at December 31, 2001. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002 will be used to pay distributions and other liabilities of the Partnership.

         In January 2003, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $200,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of March 10, 2003, the Partnership had repaid the loan in full to the corporate General Partner.

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

         The General Partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the operations of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the years ended December 31, 2002 and 2001 loans from the corporate General Partner, the Partnership declared distributions to the Limited Partners of $2,800,000, for each the years ended December 31, 2002, 2001, and 2000. This represents distributions of $0.80 per Unit, for each of the years ended December 31, 2002, 2001 and 2000. No distributions were made to the General Partners for the years ended December 31, 2002, 2001, or 2000. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 2002, 2001 or 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee. If the General Partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital accounts as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $17,762 and $20,273, respectively, to related parties for operating expenses and accounting and administrative services. As of March 14, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, were $756,883 at December 31, 2002, as compared to $821,605 at December 31, 2001. Liabilities at December 31, 2002, to the extent they exceed cash and cash equivalents at December 31, 2002, will be paid from anticipated future cash from operations, loans from the General Partners, or from future General Partners contributions.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $2,284,024 for the year ended December 31, 2002 as compared to $2,465,514 for the same period of 2001. Rental revenues were lower during 2002 partially because the Partnership sold two Properties during 2001. In July 2001, the Partnership reinvested the net sales proceeds from one of the sales in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd. In January 2002, the Partnership reinvested a portion of the net sales proceeds from the other sale in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd. Rental revenues are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase because the Partnership reinvested the majority of these net sales proceeds in two Properties with affiliates of the General Partners, as tenants-in-common.

         The Partnership used the remaining net sales proceeds along with the net sales proceeds from the 2002 sales of the Properties in San Antonio, Texas to acquire two Properties in Texas, one in San Antonio and the other in Houston. The decrease in rental revenues during 2002 was partially offset by the rental revenues from the two Properties acquired during 2002.

         Rental revenues were lower during 2002, as compared to the same period of 2001, because the Partnership stopped recording rental revenues relating to the Partnership's Property in Stow, Ohio because the tenant was experiencing financial difficulties. In addition, rental revenues remained at reduced amounts during 2002 and 2001, because the Partnership stopped recording rental revenues when the lease relating to the Boston Market Property in Minnetonka, Minnesota was rejected by the tenant in 1998 in connection with the tenant's bankruptcy proceedings, as described below. The lost revenues resulting from these two Properties will continue to have an adverse effect on the results of operations of the Partnership until the outstanding legal issues are resolved.

         For the year ended December 31, 2002, the Partnership earned $308,632 in net income from joint ventures, as compared to $197,013 for the same period of 2001. Net income earned by joint ventures was higher during 2002 because in July 2001 and January 2002, the Partnership reinvested the majority of the net sales proceeds from the 2001 sales of the Properties in Henderson, Nevada and Santa Rosa, California, in a Property in Denver, Colorado and a Property in Austin, Texas, respectively, each with an affiliate of the General Partners, as tenants-in-common.

         During 2002, four lessees of the Partnership, Golden Corral Corporation, Chevy's, Inc., Jack in the Box Inc., Metromedia Restaurant Group, each contributed more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates). As of December 31, 2002, Golden Corral Corporation was the lessee relating to four leases, Chevy's Inc. was the lessee relating to one lease, Jack in the Box Inc. was the lessee relating to three leases, and Metromedia Restaurant Group was the lessee relating to two leases. It is anticipated that based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) in 2003. In addition, four Restaurant Chains, Golden Corral, Chevy's, Jack in the Box, and Bennigan's, each accounted for more than ten percent of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) during 2002. In 2003, it is anticipated that these four Restaurant Chains will each contribute more than ten percent of the Partnership's rental revenues (including the Partnership's share of rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains could materially adversely affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2002, the Partnership earned $5,008 in interest and other income, as compared to $18,256 during the same period of 2001. Interest income was lower higher during 2002 because the Partnership reinvested sales proceeds during 2002 that had been held in interest bearing bank accounts in 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,841,256 for the year ended December 31, 2002 as compared to $1,493,383 for the same period of 2001. Operating expenses were higher during 2002 because the Partnership recorded a provision for write-down of assets of approximately $1,052,700 relating to the Property in Stow, Ohio. The provision represented the difference between the net carrying value of the Property at December 31, 2002 and its estimated fair value. The increase in operating expenses during 2002 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expenses.

         The increase in operating expenses during 2002 was also partially offset by lower Property expenses as a result of the sale of vacant Properties. During 2001, the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The General Partners appealed the judgment but lost and are considering their options. In addition, during 2001, the Partnership incurred property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties. Between June 2001 and May 2002, the Partnership sold three of the vacant Properties and did not incur any additional expenses relating to these Properties after the sales occurred. However, the Partnership will continue to incur these expenses relating to the vacant Property until the Property in Minnetonka, Minnesota until the outstanding legal issues are resolved.

         During 2002 and 2001, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during 2002 and 2001, the Partnership incurred approximately $46,200 and $135,900, respectively, in rent expense relating to the ground lease of the Property. In addition, during 2001, the Partnership recorded a provision for write-down of assets of $321,239 relating to this Property. The provision represented the difference between the net carrying value of the Property at December 31, 2001 and its estimated fair value. In May 2002, the Partnership sold this Property, and recorded an additional loss of approximately $25,700. This Property had been identified for sale as of December 31, 2001

         During 2001, the Partnership recognized total gains of $429,072 as a result of the sales of three Properties. No Properties were sold during 2000.

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

         During the year ended December 31, 2002, the Partnership identified and sold two vacant Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold the Boston Market Properties in San Antonio, Texas and Raleigh, North Carolina, and received net sales proceeds of approximately
$1,095,400. No gains or losses were recorded on the sales because the Partnership had recorded a provision for write-down of assets of $322,472 for the Property in Raleigh, North Carolina during prior quarters of 2002. The Partnership had also recorded provisions for write-down of assets in previous years, including approximately $387,100 and $36,900 during the years ended December 31, 2001 and 2000, respectively, relating to the Property in San
Antonio, Texas and approximately $320,600 during the year ended December 31, 2000, relating to the Property in Raleigh, North Carolina. The financial results for these Properties are reflected as Discontinued Operations in the accompanying financial statements. The majority of the proceeds from the sales were reinvested in income producing Properties.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $2,465,514 for the year ended December 31, 2001 as compared to $2,593,820 for the same period of 2000. Rental revenues were lower during the year ended December 31, 2001, as compared to the same period of 2000, because the tenants of two Boston Market Properties filed for bankruptcy in 1998. During 1998, one of these tenants in bankruptcy rejected its lease and ceased making rental payments to the Partnership for this lease. The Partnership continued receiving rental payments relating to the lease that was not rejected until June 2000, at which time the other tenant rejected the lease and ceased making rental payments. In June 2001, the Partnership sold this Property and reinvested the net sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd. The Property in Minnetonka, Minnesota is still vacant, as described above. Rental revenues were also lower during 2001 because the tenant of the On the Border Property in San Antonio, Texas defaulted under the terms of its lease, vacated the Property, and discontinued rental payments, as described above. In May 2002, the Partnership sold this Property.

         For the year ended December 31, 2001, the Partnership earned $197,013 in net income from joint ventures, as compared to $112,863 for the same period of 2000. Net income earned by joint ventures was higher during 2001 because in July 2001, the Partnership reinvested the majority of the net sales proceeds from the 2001 sale of the Property in Henderson, Nevada in a Property in Denver, Colorado, as described above.

         During the year ended December 31, 2001, the Partnership earned $18,256 in interest and other income, as compared to $35,772 during the same period of 2000. Interest income was lower during 2001 because the Partnership reinvested in Properties sales proceeds that it was holding in interest bearing bank accounts.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,493,383 for the year ended December 31, 2001 as compared to $1,412,188 for the same period of 2000. Operating expenses were higher during 2001 because the Partnership recorded a provision for write-down of assets of $321,239 and $635,615 during the years ended December 31, 2001 and 2000, respectively, relating to the Boston Market Property in Timonium, Maryland and the On the Border Property in San Antonio, Texas. The provisions represented the difference between the net carrying value of each Property and its estimated fair value. In June 2001, the Partnership sold the Timonium, Maryland Property and in May 2002, the Partnership sold the San Antonio, Texas Property, as described above. Operating expenses were also higher during 2001 because the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota, as described above. During the year ended December 31, 2001 and 2000, the Partnership incurred approximately $135,900 and $31,400, respectively, in rent expense relating to the ground lease of the On the Border Property in San Antonio, Texas. The Partnership sold this Property in May 2002. In addition, the Partnership incurred expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Properties.

         Operating expenses were also higher during 2001, due to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The increase in operating expenses during 2001, was partially offset by a decrease in the amount of transaction costs the Partnership incurred relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated Merger with APF.

         The lease termination refund to tenant of $84,873 during 2000, was due to lease termination negotiations related to the 1999 sale of the Property in Atlanta, Georgia.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS









                                                                       Page

Report of Independent Certified Public Accountants                      18

Financial Statements:

     Balance Sheets                                                     19

     Statements of Income                                               20

     Statements of Partners' Capital                                    21

     Statements of Cash Flows                                        22-23

     Notes to Financial Statements                                   24-37

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                 2002                    2001
                                                                          -------------------      ------------------
                            ASSETS

  Real estate properties with operating leases, net                             $  18,874,150          $  17,494,535
  Net investment in direct financing leases                                        2,064,258               3,145,098
  Real estate held for sale                                                               --               1,423,054
  Investment in joint ventures                                                     3,185,337               3,011,159
  Cash and cash equivalents                                                          429,481                 226,136
  Restricted cash                                                                         --               1,662,201
  Receivables, less allowance for doubtful accounts of
       $104,228 and $75,201,respectively                                                 945                  19,767
  Accrued rental income                                                              456,857                 513,016
  Other assets                                                                        10,504                  16,729
                                                                          -------------------      ------------------

                                                                               $  25,021,532           $  27,511,695
                                                                          ===================      ==================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                               $     4,178             $    92,368
  Real estate taxes payable                                                           12,204                  12,817
  Distributions payable                                                              700,000                 700,000
  Due to related parties                                                              17,762                  20,273
  Rents paid in advance                                                               35,840                  11,441
  Deferred rental income                                                               4,661                   4,979
                                                                          -------------------      ------------------
           Total liabilities                                                         774,645                 841,878


  Partners' capital                                                               24,246,887              26,669,817
                                                                          -------------------      ------------------

                                                                               $  25,021,532           $  27,511,695
                                                                          ===================      ==================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                      2002                2001               2000
                                                                ------------------   ---------------    ---------------
Revenues:
     Rental income from operating leases                            $   2,063,604    $    2,067,065        $ 2,148,472
     Earned income from direct financing leases                           220,420           398,449            445,348
     Interest and other income                                              5,008            18,256             35,772
                                                                ------------------   ---------------    ---------------
                                                                        2,289,032         2,483,770          2,629,592
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 199,341           269,358            145,191
     Property expenses                                                    177,799           491,360            188,620
     Management fees to related party                                      25,379            24,943             27,875
     State and other taxes                                                  8,477            22,252             17,604
     Depreciation and amortization                                        377,525           364,231            369,751
     Provisions for write-down of assets                                1,052,735           321,239            635,615
     Transaction costs                                                         --                --             27,532
                                                                ------------------   ---------------    ---------------
                                                                        1,841,256         1,493,383          1,412,188
                                                                ------------------   ---------------    ---------------

Income Before Gain (Loss) on Sale of Assets, Termination
     Refund to Tenant, and Equity in Earnings of Joint
     Ventures                                                             447,776           990,387          1,217,404

Gain (Loss) on Sale of Assets                                             (25,694  )        429,072                 --

Termination Refund to Tenant                                                   --                --            (84,873  )

Equity in Earnings of Joint Ventures                                      308,632           197,013            112,863
                                                                ------------------   ---------------    ---------------

Income from Continuing Operations                                         730,714         1,616,472          1,245,394

Discontinued Operations (Note 8):

     Loss from discontinued operations                                   (353,644 )        (447,707  )        (128,197  )
                                                                ------------------   ---------------    ---------------

Net Income                                                           $    377,070      $  1,168,765       $  1,117,197
                                                                ==================   ===============    ===============

Income (Loss) Per Limited Partner Unit
     Continuing Operations                                            $      0.21      $       0.46        $      0.36
     Discontinued Operations                                                (0.10  )          (0.13  )           (0.04  )
                                                                ------------------   ---------------    ---------------

     Total                                                            $      0.11      $       0.33        $     0.32
                                                                ==================   ===============    ===============

Weighted Average Number of
     Limited Partner Units Outstanding                              $   3,500,000      $  3,500,000        $ 3,500,000
                                                                ==================   ===============    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                                General Partners                                           Limited Partners
                                       -------------------------------    ---------------------------------------------------------
                                                          Accumulated                                    Accumulated   Syndication
                                       Contributions       Earnings    Contributions   Distributions     Earnings        Costs
                                       ----------------   -------------   -------------   -------------    -----------   ----------
Balance, December 31, 1999             $     1,000     $    (6,319 )  $  35,000,000    $ (6,826,493 ) $  6,005,667   $ (4,190,000 )

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)         --              --               --      (2,800,000 )           --             --
    Net income                                  --              --               --              --      1,117,197             --
                                       ------------   -------------   -------------- ---------------  -------------  -------------

Balance, December 31, 2000                   1,000          (6,319 )     35,000,000      (9,626,493 )    7,122,864     (4,190,000 )

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)         --              --               --      (2,800,000 )           --             --
    Net income                                  --              --               --              --      1,168,765             --
                                       ------------   -------------   -------------- ---------------  -------------  -------------

Balance, December 31, 2001                   1,000          (6,319 )     35,000,000     (12,426,493 )    8,291,629     (4,190,000 )

    Contributions from limited partners
    Distributions to limited partners
       ($0.80 per limited partner unit)         --              --               --      (2,800,000 )           --             --
    Net income                                  --              --               --              --        377,070             --
                                       ------------   -------------   -------------- ---------------  -------------  -------------

Balance, December 31, 2002             $     1,000     $    (6,319 )  $  35,000,000   $ (15,226,493 ) $  8,668,699   $ (4,190,000 )
                                       ============   =============   ============== ===============  =============  =============





      Total
  -----------

   $29,983,855



    (2,800,000 )
     1,117,197
  -------------

    28,301,052



    (2,800,000 )
     1,168,765
  -------------

    26,669,817



    (2,800,000 )
       377,070
  -------------

   $24,246,887
  =============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                    2002                2001                2000
                                                               ---------------     ----------------    ---------------
Cash Flows from Operating Activities:

      Net income                                               $      377,070         $  1,168,765       $  1,117,197
                                                               ---------------     ----------------    ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                 379,016              376,679            395,565
         Amortization of investment in direct
             financing leases                                          29,295               41,450             70,178
         Amortization                                                   3,221                3,220              1,610
         Provision for doubtful accounts                                   --                   --             (2,973 )
         Equity in earnings of joint ventures net
             of distributions                                          46,210                6,425            (15,599 )
         Provision for write-down of assets                         1,375,207              708,377            993,178
         Loss (Gain) on sale of assets                                 26,189             (429,072 )               --
         Decrease (increase) in receivables                             9,204              (11,003 )           32,552
         Increase in accrued rental income                           (104,347 )           (218,691 )         (196,435 )
         Decrease (increase) in other assets                            6,225                6,983            (14,371 )
         Increase (decrease) in accounts payable and
             real estate taxes payable                                (88,803 )             61,038            (40,947 )
         Increase (decrease) in due to related parties                 (2,511 )            (32,908 )           16,444
         Increase (decrease) in rents paid in advance                  24,399                3,967             (6,495 )
         Increase in deferred rental income                              (318 )               (319 )          (39,853 )
                                                               ---------------     ----------------    ---------------
                Total adjustments                                   1,702,987              516,146          1,192,854
                                                               ---------------     ----------------    ---------------

Net Cash Provided by operating activities                           2,080,057            1,684,911          2,310,051
                                                               ---------------     ----------------    ---------------

Cash Flows from Investing Activities:
         Decrease (Increase) in restricted cash                     1,663,401           (1,663,401 )          688,997
         Additions to real estate properties on
             operating leases                                      (2,090,604 )                 --                 --
         Proceeds from sale of assets                               1,565,681            4,291,443                 --
         Investment in joint ventures                                (215,191 )         (1,766,420 )       (1,001,558 )
                                                               ---------------     ----------------    ---------------
             Net cash provided by (used in) investing
                activities                                            923,287              861,622           (312,561 )
                                                               ---------------     ----------------    ---------------

Cash Flows from Financing Activities:
         Proceeds from loans from corporate general partner           875,000               75,000                 --
         Repayment of loans from corporate general  partner          (875,000 )            (75,000 )               --
         Distributions to limited partners                         (2,800,000 )         (2,800,000 )       (2,800,000 )
                                                               ---------------     ----------------    ---------------
             Net cash used in financing activities                 (2,800,000 )         (2,800,000 )       (2,800,000 )
                                                               ---------------     ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                  203,344             (253,467 )         (802,510 )

Cash and Cash Equivalents at Beginning of Year                        226,136              479,603          1,282,113
                                                               ---------------     ----------------    ---------------

Cash and Cash Equivalents at End of Year                          $   429,480          $   226,136        $   479,603
                                                               ===============     ================    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                    2002                2001                2000
                                                               ---------------     ----------------    ---------------
Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at December 31            $   700,000          $   700,000        $   700,000
                                                               ===============     ================    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000, tenants paid directly to real estate taxing authorities approximately $382,200, $364,000, and $338,600, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using the direct financing or operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases.

                  Operating method - Real estate property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals (including rental payments, if any, required during the construction of a property) vary during the lease term, income is recognized on a straight-line basis

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Columbus Joint Venture, CNL Portsmouth Joint Venture and TGIF Pittsburgh Joint Venture and the properties in Denver, Colorado and Austin, Texas, for which each property is held as tenants-in-common, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2002                  2001
                                                             --------------------   ------------------
                 Land                                              $   9,247,191        $   8,637,251
                 Buildings                                            11,382,933           10,277,152
                                                             --------------------   ------------------
                                                                      20,630,124           18,914,403
                 Less accumulated depreciation                        (1,755,974 )         (1,419,868 )
                                                             --------------------   ------------------

                                                                  $   18,874,150        $  17,494,535
                                                             ====================   ==================

         During 2001, the Partnership sold its properties in Timonium, Maryland; Henderson, Nevada; and Santa Rosa, California, each to a third party. In previous years, the Partnership had recorded a provision for write-down of assets relating to the Timonium, Maryland property. The Partnership received total net sales proceeds of approximately $3,791,400, resulting in a net gain of approximately $429,100. In July 2001, the Partnership reinvested the majority of the sales proceeds from the Timonium and Henderson properties in a property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the general partners. In January 2002, the Partnership reinvested a portion of the sales proceeds from the Santa Rosa property in a Austin, Texas property, with CNL Income Fund X, Ltd., an affiliate of the general partners. The remaining net sales proceeds from the Santa Rosa property were used to acquire a property in Houston, Texas at an approximate cost of $1,194,100. The Partnership acquired these two properties from CNL Funding 2001-A, LP, an affiliate of the general partners.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases - Continued:
         --------------------------------------------------------

         During the year ended December 31, 2001, the Partnership recorded a provision for write-down of assets of approximately $321,200 relating to the On the Border property in San Antonio, Texas. The tenant of this property defaulted under the terms of its lease, vacated the property and ceased restaurant operations. The provision represented the difference between the net carrying value of the property at December 31, 2001 and its estimated fair value. In May 2002, the Partnership sold this property to a third party and received net sales proceeds of approximately $470,300, resulting in an additional loss of approximately $25,700. As of December 31, 2001, the Partnership had identified this property for sale. In June 2002, the Partnership reinvested the net sales proceeds from this sale, along with the proceeds from the sale of the Boston Market property in San Antonio, Texas, in another property in San Antonio, Texas, at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         During the year ended December 31, 2002, the Partnership recorded a provision for write-down of assets of approximately $428,200 relating to the property in Stow, Ohio. The provision represented the difference between the net carrying value of the property at December 31, 2002 and its estimated fair value.

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 2002:

                   2003                         $     2,091,437
                   2004                               2,101,449
                   2005                               2,101,449
                   2006                               2,101,449
                   2007                               2,147,822
                   Thereafter                        16,826,795
                                                ----------------

                                                   $ 27,370,401
                                                ================

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                       2002                  2001
                                                 -----------------     -----------------
                   Minimum lease payments
                        receivable                   $  4,152,883          $  5,823,294
                   Estimated residual values            1,054,369             1,205,840
                   Less unearned income                (3,142,994 )          (3,884,036 )
                                                 -----------------     -----------------

                   Net investment in direct
                        financing leases             $  2,064,258          $  3,145,098
                                                 =================     =================

         In December 2001, the Partnership sold its property in Santa Rosa, California for which building portion was classified as a direct financing lease. In connection with the sale, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the assets classified as a direct financing lease, were removed from the accounts.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         During the year ended December 31, 2002, the Partnership recorded a provision for write-down of assets of approximately $624,600 relating to the property in Stow, Ohio. The provision represented the difference between the net carrying value of the property at December 31, 2002 and its estimated fair value.

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                      2003                                     $   314,868
                      2004                                         314,868
                      2005                                         314,868
                      2006                                         314,868
                      2007                                         321,472
                      Thereafter                                 2,571,939
                                                           ----------------

                                                              $  4,152,883
                                                           ================

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 39.93% and a 57.2% interest in the profits and losses of Columbus Joint Venture and CNL Portsmouth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         As of December 31, 2000, the Partnership owned a 39.5% interest in the profits and losses of TGIF Pittsburgh Joint Venture. In January 2001, the Partnership sold a portion of its interest in this joint venture to CNL Income Fund VII, Ltd., for approximately $500,000. Because the Partnership sold 50% of its interest in TGIF Pittsburgh Joint Venture at its current carrying value, no gain or loss was recognized. As of December 31, 2002, the Partnership had a remaining 19.78% interest in this joint venture. The remaining interests in this joint venture are held by affiliates of the Partnership which have the same general partners.

         In July 2001, the Partnership reinvested the sales proceeds it received from the 2001 sale of property in Henderson, Nevada, in a property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., an affiliate of the general partners. The Partnership and CNL Income Fund VIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest in the property. As of December 31, 2002, the Partnership had contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the property.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund X, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest in the property. As of December 31, 2002, the Partnership had contributed approximately $205,700 for an 18.35% interest in this property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         As of December 31, 2002, Columbus Joint Venture, CNL Portsmouth Joint Venture, and TFIG Pittsburgh Joint Venture each owned and leased one property to operators of fast-food or family-style restaurants. In addition, as of December 31, 2002, the Partnership had entered into two separate tenancy-in-common arrangements, in each case with an affiliate of the general partners, each of which owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for these joint ventures and tenancy in common arrangements at:

                                                                   December 31,                     December 31,
                                                                       2002                             2001
                                                                  ----------------                 ----------------
         Real estate properties on operating
             leases, net                                          $     6,729,458                     $  5,731,159
         Net investment in direct financing
             lease                                                        308,883                          313,339
         Cash                                                               5,795                           22,034
         Accrued rental income                                            212,472                          125,874
         Accounts receivable                                                   --                            8,368
         Other assets                                                         122                            1,116
         Liabilities                                                       11,583                           12,335
         Partners' Capital                                              7,245,147                        6,189,555

                                                                               Year Ended December 31,
                                                                   ------------------------------------------------
                                                                        2002            2001             2000
                                                                   ---------------  -------------   ---------------

         Revenues                                                  $      827,363    $   580,528      $    306,267
         Expenses                                                        (138,076 )      (95,310 )         (49,302 )
                                                                   ---------------  -------------   ---------------
         Net Income                                                $     689,287     $   485,218      $    256,965
                                                                   ===============  =============   ===============


         The Partnership recognized income of $308,632, $197,013 and $112,863 during the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures and tenancy in common arrangements.

5.       Restricted Cash:
         ---------------

         As of December 31, 2001, the net sales proceeds of $1,664,829 from the sale of the property in Santa Rosa, California, less miscellaneous escrow fees of $2,628 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in 2002 and were used to acquire a property in Houston, Texas and an interest in a property in Austin, Texas, with CNL Income Fund X, Ltd., an affiliate of the general partners.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, distributions of net cash flow, as defined in the limited partnership agreement of the Partnership, were made 95% to the limited partners and five percent to the general partners. However, for any particular year, the five percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners in that year of an eight percent

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2002, 2001, and 2000.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         During each of the years ended December 31, 2002, 2001 and 2000, the Partnership declared distributions to the limited partners of $2,800,000. No distributions have been made to the general partners to date.

7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2002             2001              2000
                                                               --------------   --------------   ---------------
             Net income for financial reporting purposes          $  377,070      $ 1,168,765       $ 1,117,197

             Effect of timing differences relating to
                depreciation                                          39,094           (2,398 )           2,804

             Effect of timing differences relating to
                amortization                                          (2,744 )         (5,249 )          (7,088 )

             Effect of timing differences relating to equity
                in earnings of joint venture                         (28,678 )        (20,397 )         (16,905 )

             Provision for write-down of assets                    1,375,207          708,377           993,178

             Direct financing leases recorded as operating
                leases for tax reporting purposes                     29,295           41,450            70,178

             Deduction of transaction costs for tax
                reporting purposes                                        --               --           (89,716 )

             Effect of timing differences relating to
                provision for doubtful accounts                       29,027          (48,792 )         112,821

             Effect of timing differences relating to
                gains/losses on sales of red estate properties    (1,373,802 )       (742,359 )              --

             Accrued rental income                                   (96,988 )       (169,007 )        (196,435 )

             Legal settlement charge on appeal                       (85,410 )         85,410                --

             Deferred rental income                                   (7,677 )        (50,166 )         (39,853 )

             Rents paid in advance                                    24,399            3,967            (6,495 )

             Other                                                        --              165                --
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes           $  278,793       $  969,766       $ 1,939,686
                                                               ==============   ==============   ===============


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Discontinued Operations:

         During 2002, the Partnership entered into two separate agreements, each with a third party to sell the Boston Market properties in San Antonio, Texas and Raleigh, North Carolina. In May and August 2002, the Partnership sold these properties and received net sales proceeds of approximately $1,095,400. No gains on losses were recorded on the sales because the Partnership had recorded a provision for write-down of assets of $322,472 during prior quarters of 2002 for the property in Raleigh, North Carolina. The Partnership had also recorded provisions for write-down of assets in previous years, including approximately $387,100 and $36,900 during the years ended December 31, 2001, and 2000, respectively, relating to the property in San Antonio, Texas and approximately $320,600 during the year ended December 31, 2000, relating to the property in Raleigh, North Carolina. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                    Year Ended December 31,
                                                              2002            2001            2000
                                                         ---------------  -------------  ---------------
               Rental revenues                                  $    --    $       500      $   178,670
               Lease termination income                              --             --          100,000
               Expenses                                         (31,172 )      (61,069 )        (49,304 )
               Provision for write-down of assets              (322,472 )     (387,138 )       (357,563 )
                                                         ---------------  -------------  ---------------
               Loss from discontinued operations             $ (353,644 )  $  (447,707 )    $  (128,197 )
                                                         ===============  =============  ===============

9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith , the Partnership agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. For the years ended December 31, 2002, 2001 and 2000, the Partnership incurred $25,379, $24,943, and $27,875, respectively, for such management fees.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Related Party Transactions - Continued:
         --------------------------------------

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

         During the years ended December 31, 2002, 2001, and 2000, the Advisor and its affiliates provided various administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest). For the years ended December 31, 2002, 2001, and 2000, the Partnership incurred $142,170, $207,702, and $92,444, respectively, for such expenses.

         During 2002, the Partnership acquired a property in Houston, Texas, and a property in San Antonio, Texas from CNL Funding 2001-A, LP. In addition, in January 2002, the Partnership and CNL Income Fund X, Ltd, as tenants-in-common, acquired a property in Austin, Texas, from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the properties.

         The amounts due to related parties at December 31, 2002 and 2001, totaled $17,762 and $20,273, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The  following   schedule  presents  rental  revenues   (including  the
         Partnership's share of rental revenues from joint ventures and properties held with affiliates as tenants-in common) from individual lessees, each representing more than ten percent of the Partnership's rental revenues for each of the years ended December 31:

                                                             2002                2001                2000
                                                        ----------------    ----------------    ---------------
               Golden Corral Corporation                     $  657,612           $ 657,612          $ 657,612
               Metromedia Restaurant
                    Group  (S&A Properties
                    Corporation and Steak
                    and Ale of Colorado,
                    Inc.)                                       450,090             332,616                N/A
               Jack in the Box Inc.                             385,436             492,127            509,456
               Chevy's, Inc.                                    268,786                 N/A                N/A
               IHOP Properties, Inc.                                N/A             280,171                N/A


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents rental revenues (including the Partnership's share of rental revenues from joint ventures and properties held with affiliates as tenants-in-common) from individual restaurant chains, each representing more than ten percent of the Partnership's rental revenues for each of the years ended December 31:

                                           2002                2001                 2000
                                      ----------------    ----------------     ---------------
              Golden Corral                $  657,612           $ 657,612           $ 657,612
              Bennigan's                      450,090             332,616                 N/A
              Jack in the Box                 385,436             492,127             509,456
              Chevy's                         268,786                 N/A                 N/A
              IHOP                                N/A             280,171                 N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Litigation Settlement:
         ---------------------

         In July 1998, DJD Partners VII, LLC filed a lawsuit against Finest Foodservice, LLC and the Partnership, alleging a breach of contract that was originally entered into by Finest Foodservice, LLC and later assigned to the Partnership, in connection with the construction of a Boston Market property in Minnetonka, Minnesota. In October 1998, Finest Foodservice, LLC, the former tenant of the site in Minnetonka, Minnesota, filed for bankruptcy and rejected its lease, causing the obligations of the contract to become the responsibility of the Partnership. In May 2001, the District Court awarded a judgment of approximately $85,400 to DJD Partners VII, LLC against the Partnership, as a result of the breach of contract by Finest Foodservice, LLC. The Partnership accrued this amount as a general and administrative expense during the year ended December 31, 2001. A motion for reconsideration and a new trial was filed and denied. The Partnership and DJD Partners VII, LLC have certain unresolved legal issues relating to this property. Among other things, DJD Partners VII, LLC claims to have a right to repurchase the property for an unlimited duration, which may prevent the Partnership from selling or re-leasing the property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


12.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                    2002 Quarter               First          Second          Third         Fourth           Year
          --------------------------------- ------------   --------------  ------------  -------------   -------------
          Continuing Operations (1):
               Revenues                       $ 589,354       $  558,658     $ 587,711      $ 553,309      $2,289,032
               Equity in earnings of joint
                 ventures                        77,766           78,055        77,652         75,159         308,632
               Income (Loss) from
                 continuing operations (2)      432,534          433,637       498,426       (633,883 )       730,714

          Discontinued Operations (1):

               Revenues                              --               --            --             --              --
               Loss from discontinued
                 Operations                      (7,077 )       (338,074 )      (7,363 )       (1,130 )      (353,644 )

          Net Income (Loss)                     425,457           95,563       491,063       (635,013 )       377,070

          Net  Income (Loss) per limited partner unit:

          Continuing operations                $   0.12        $    0.12      $   0.14      $   (0.17 )      $   0.21
          Discontinued operations                    --            (0.09 )          --          (0.01 )         (0.10 )
                                            ------------   --------------  ------------  -------------   -------------

                   Total                       $   0.12        $    0.03      $   0.14      $   (0.18 )      $   0.11
                                            ============   ==============  ============  =============   =============


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


12.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  2001 Quarter                First           Second          Third         Fourth           Year
         --------------------------------  -------------   --------------  ------------  -------------   -------------

         Continuing Operations (1):
              Revenues                        $ 625,609       $  628,536     $ 641,070      $ 588,555      $2,483,770
              Equity  in   earnings   of
                  joint ventures                 29,039           28,542        65,191         74,241         197,013
              Income from continuing
                operations                      220,292          183,177       501,801        711,202       1,616,472

         Discontinued Operations (1):
              Revenues                               --               --            --            500             500
              Loss from discontinued
                operations                      (16,420 )       (404,401 )     (24,180 )       (2,706 )      (447,707 )

         Net Income (Loss)                      203,872         (221,224 )     477,621        708,496       1,168,765

         Net Income (Loss) per limited partner unit:

              Continuing operations            $   0.06        $    0.05      $   0.15       $   0.19        $   0.45
              Discontinued operations                --            (0.11 )       (0.01 )           --           (0.12 )
                                           -------------   --------------  ------------  -------------   -------------
                Total                          $   0.06        $   (0.06 )    $   0.14       $   0.19        $   0.33
                                           =============   ==============  ============  =============   =============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

(2) In December 2002, the Partnership recorded a provision for write-down of assets of approximately $1,052,700 relating to the property in Stow, Ohio. The tenant of this property experienced financial difficulties and during the fourth quarter of 2002 stopped paying rents. The provision represented the difference between the net carrying value of the property at December 31, 2002 and its estimated fair value.

13.      Subsequent Event:
         ----------------

         In January 2003, the Partnership entered into a promissory note with the Corporate General Partner for a loan in the amount of $200,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of March 10, 2003, the Partnership had repaid the entire loan to the Corporate General Partner.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.


                                                                            Amount and Nature of
         Title of Class                          Name of Partner            Beneficial Ownership         Percent of Class
---------------------------------            -------------------------    --------------------------     -----------------
           General Partnership Interests           James M. Seneff, Jr.                                         45%
                                                   Robert A. Bourne                                             45%
                                                   CNL Realty Corporation                                       10%
                                                                                                             ----------
                                                                                                               100%
                                                                                                             ==========

           Limited Partnership Interest            Robert A. Bourne             1,250 Units                   0.04%
                                                                                                             ----------
                                                                                                              0.04%
                                                                                                             ==========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

         The Partnership does not have any equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $142,170
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $25,379
affiliates                             revenues   (excluding  noncash  lease
                                       accounting adjustments) from Properties
                                       wholly owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of the
                                       affiliates. All or any portion of the
                                       management fee not taken as to any fiscal
                                       year shall be deferred without interest
                                       and may be taken in such other fiscal
                                       year as the affiliates shall determine.






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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

During 2002, the Partnership acquired a Property in Houston, Texas, and a Property in San Antonio, Texas from CNL Funding 2001-A, LP. In addition, in January 2002, the Partnership and CNL Income Fund X, Ltd, as tenants-in-common, acquired a Property in Austin, Texas, from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP is an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and the affiliate. The purchase price paid by the Partnership and the affiliate represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

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

               **10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                        Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

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

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

         (c)      Not Applicable.

         (d)      Other Financial Information

                  The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20% of the Partnership's total assets for the year ended December 31, 2002. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                  **previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

                                            CNL INCOME FUND XVIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ---------------------------
                                               ROBERT A. BOURNE, President


                                            By:ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               ---------------------------
                                               ROBERT A. BOURNE


                                            By:JAMES M. SENEFF, JR.
                                               General Partner

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


               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 28, 2003
------------------------------------    (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 28, 2003
------------------------------------    (Principal Executive Officer)
James M. Seneff, Jr.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 28, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XVIII, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

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

            99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

**previously filed

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                      Additions                           Deductions
                                          ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
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

  2002        Allowance for
                  doubtful
                  accounts (a)        $  75,201         $    --         $  104,228 (b)    $  75,201 (c)      $    --     $ 104,228
                                  ==============  ===============  ================    =============     ============  ============


              (a)    Deducted from receivables on the balance sheet.

              (b)    Reduction of rental and other income.

              (c)    Amounts written off as uncollectible.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

                                                                       Costs Capitalized
                                                                       Subsequent To
                                                Initial Cost           Acquisition
                                      ----------------------  ------------------
                         Encum-                   Buildings anImprove-   Carrying
                        brances         Land       Improvementsments     Costs
                        ---------     ----------  ---------------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Arby's Restaurant:
      Lexington, North Caro-ina (m)    $210,977           -   $426,982        -

    Bennigan's Restaurant:
      Sunrise, Florida     -          1,147,704     925,086          -        -

    Boston Market Restaurants:
      Minnetonka, Minnesota-(i)         574,766           -     25,792 (h)    -

    Burger King Restaurant:
      Kinston, North Caroli-a           262,498     663,421          -        -

    Chevy's Fresh Mex Restaurant:
      Mesa, Arizona        -          1,029,236   1,598,376          -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Houston, Texas   -            889,003           -    844,282        -
          Galveston, Texas -            687,946           -    836,386        -
          Elizabethtown, Ke-tucky       488,945           -   1,045,207       -
          Destin, Florida  -            565,354           -   1,022,196       -

    Ground Round Restaurant:
      Rochester, New York  -            525,891     582,882          -        -

    Jack in the Box Restaurants:
      Centerville, Texas   -            261,913           -    543,079        -
      Echo Park, California-            674,648           -    659,359        -
      Houston, Texas       -            778,707           -    589,840        -

    NI's Interational Buffet
      Restaurant:
          Stow, Ohio (l)   -            489,799           -          -        -

    Taco Cabana Restaurants:
      Houston, Texas (n)   -            524,910     669,154          -        -
      San Antonio, Texas (n-            352,699     543,841          -        -

    Wendy's Restaurant:
      Sparta, Tennessee    -            221,537           -    432,842        -
                                      ----------  ----------  ---------  -------

                                      $9,686,533  $4,982,760  $6,425,965      -
                                      ==========  ==========  =========  =======





                                                                       Costs Capitalized
                                                                       Subsequent To
                                                Initial Cost           Acquisition
                                      ----------------------  ------------------
                         Encum-                   Buildings anImprove-   Carrying
                        brances         Land       Improvementsments     Costs
                        ---------     ----------  ---------------------  -------
Properties the Partnership
    Invested in Under
    Direct Financing Leases:

    IHOP Restaurants:
        Bridgeview, Illinoi-            354,227   1,151,199          -        -

    NI's Interational Buffet
      Restaurant:
            Stow, Ohio (l) -                  -   1,280,986          -        -
                                                              ---------  -------
                                      ----------  ----------

                                       $354,227   $2,432,185         -        -
                                      ==========  ==========  =========  =======

Property of Joint Venture
    in Which the Partnership
    has a 39.93% Interest
    in Under an Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio       -           $407,096           -   $498,684        -
                                      ==========  ==========  =========  =======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under an Operating Lease:

    Taco Bell Restaurant:
      Portsmouth, Virginia -           $254,046           -          -        -
                                      ==========  ==========  =========  =======

Property of Joint Venture
    in Which the Partnership
    has a 19.78% Interest
    in Under an Operating Lease:

    T.G.I.Friday's Restaurant:
      Homestead, Pennsylvan-a         $1,036,296  $1,499,296         -        -
                                      ==========  ==========  =========  =======

Property in Which the Partnertship
    has a 80.70% Interest
    as Tenant-in-Common
    and has Invested
    in Under an Operating Lease:

    Bennigan's
      Denver, Colorado     -           $802,413   $1,398,252         -        -
                                      ==========  ==========  =========  =======

Property in Which the Partnertship
    has a 18.35% Interest
    as Tenant-in-Common
    and has Invested
    in Under an Operating Lease:

    Taco Cabana Restaurant:
      Austin, Texas (o)    -           $486,896    $633,951          -        -
                                      ==========  ==========  =========  =======

Property of Joint Venture
    in Which the Partnership
    has a 57.20% Interest
    in Under a Direct Financing Lease:

    Taco Bell Restaurant
      Portsmouth, Virginia -                  -    $323,725          -        -
                                      ==========  ==========  =========  =======






                                                                   Life on Which
               Net Amount at Which                                 Depreciation in
              Carried at Close of Period (c)     Date              Latest Income
-------------------------------------
              Buildings and           Accumulatedof Con-  Date     Statement is
   Land       Improvements  Total     DepreciatiostructioAcquired   Computed
------------  ----------------------- ----------------------------------------





   $210,977     $426,982    $637,959    $11,314  1997    07/97        (m)


  1,147,704      925,086   2,072,790    140,030  1982    06/98        (b)


    403,092            -     403,092          -  1997    04/97


    262,498      663,421     925,919    132,884  1994    12/96        (b)


  1,029,236    1,598,376   2,627,612    266,503  1994    12/97        (b)



    889,003      844,282   1,733,285    161,802  1997    12/96        (b)
    687,946      836,386   1,524,332    156,633  1997    01/97        (b)
    488,945    1,045,207   1,534,152    181,014  1997    05/97        (b)
    565,354    1,022,196   1,587,550    166,924  1997    09/97        (b)


    525,891      582,882   1,108,773    100,990  1981    10/97        (b)


    261,913      543,079     804,992    103,157  1997    01/97        (b)
    674,648      659,359   1,334,007    121,110  1997    01/97        (b)
    778,707      589,840   1,368,547    103,648  1997    05/97        (b)



    222,131           (f)    222,131          -  1997    04/97        (d)


    524,910     $669,154   1,194,064     22,305  1990     1/02        (b)
    352,699     $543,841     896,540     10,575  1994     6/02        (b)


    221,537      432,842     654,379     77,085  1997    04/97        (b)
------------  ----------- ----------- -----------

 $9,247,191   $11,382,933 $20,630,124 $1,755,974
============  =========== =========== ==========










                                                                   Life on Which
              Net Cost Basis at Which                              Depreciation in
              Carried at Close of Period (c)     Date              Latest Income
-------------------------------------
              Buildings and           Accumulatedof Con-  Date     Statement is
   Land       Improvements  Total     DepreciatiostructioAcquired   Computed
------------  ----------------------- ----------------------------------------





         (f)          (f)         (f)        (e) 1972    07/97        (e)



          -      656,426     656,426         (d) 1997    04/97        (d)









   $407,096     $498,684    $905,780    $67,184  1998    08/98        (b)
============  =========== =========== ==========







   $254,046           (g)   $254,046         (d) 1997    02/99        (d)
============              ===========







 $1,036,296   $1,499,296  $2,535,592   $129,244  2000    06/00        (b)
============  =========== =========== ==========








   $802,413   $1,398,252  $2,200,665    $69,912  2001    07/01        (b)
============  =========== =========== ==========








   $486,896     $633,951  $1,120,847    $21,132  1997     1/02        (b)
============  =========== =========== ==========







          -           (g)         (g)        (d) 1997    02/99        (d)
============  =========== =========== ==========


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1999                                 $ 21,212,139         $   823,497
                 Reclassified from net investment in direct
                   financing lease (j)                                           855,436                  --
                 Provision for write-down of assets (k)                         (280,372 )                --
                 Depreciation expense                                                 --             368,141
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   21,787,203           1,191,638
                 Provision for write-down of assets (j)                         (321,239 )                --
                 Disposition                                                  (2,551,561 )          (132,780 )
                 Depreciation expense                                                 --             361,010
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   18,914,403           1,419,868
                 Acquisitions (n)                                              2,090,604                  --
                 Reclassified from net investment in direct
                   financing lease (m)                                           426,982                  --
                 Provision for write-down of assets (l)                         (267,668 )                --
                 Disposition                                                    (534,197 )           (38,198 )
                 Depreciation expense                                                 --             374,304
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $ 20,630,124        $  1,755,974
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 39.93%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   905,780    $         17,315
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      905,780              33,938
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      905,780              50,561
                 Depreciation expense                                                 --              16,623
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   905,780          $   67,184
                                                                         ================   =================



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Property of Joint Venture in Which the Partnership has a 57.20%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                  $   254,046            $     --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                      254,046                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                      254,046                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                  $   254,046            $     --
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 19.78%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,535,592                  --
                 Depreciation expense                                                 --              29,290
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,535,592              29,290
                 Depreciation expense                                                 --              49,977
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,535,592              79,267
                 Depreciation expense                                                 --              49,977
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,535,592    $        129,244
                                                                         ================   =================

            Property in Which the Partnership has an 80.70% Interest as
                 Tenants-in Common and has Invested Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   2,188,873                  --
                 Depreciation expense                                                 --              23,304
                                                                         ----------------   -----------------
                 Balance, December 31, 2001                                    2,188,873              23,304
                 Acquisition                                                      11,792                  --
                 Depreciation expense                                                 --              46,609
                                                                        ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,200,665         $    69,913
                                                                         ================   =================



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002



                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property in Which the Partnership has an 18.35% Interest as
                 Tenants-in Common and has Invested Under an Operating Lease:

                 Balance, December 31, 2001                                     $     --            $     --
                 Acquisitions                                                  1,120,847                  --
                 Depreciation expense (o)                                             --              21,131
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,120,847          $   21,131
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and the joint ventures for federal income tax purposes was $21,723,728 and $7,337,654, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $197,466 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment represented the difference between the Property's net carrying value at December 31, 1998, and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried, including the provision for write-down of assets. No additional impairments have been recorded.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(j) For financial reporting purposes, during 2000, the undepreciated cost of the Property in San Antonio, Texas, was written down to its fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $299,849 at December 31, 2000. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 27.1 years. During 2001, the Partnership recognized an additional provision for write-down of assets of $321,239. The total impairment represented the difference between the Property's net carrying value and its estimated fair value. The Property was sold in during 2002.

(k) For financial reporting purposes, the undepreciated cost of the Property in Timonium, Maryland, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $280,372 at December 31, 2000. The impairment represented the difference between the Property's net carrying value at December 31, 2000 and its estimated fair value. The Property was sold during 2001.

(l) For financial reporting purposes, the undepreciated cost of the Property in Stow, Ohio, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of approximately $892,200 at December 31, 2002. The impairment represented the difference between the Property's net carrying value at December 31, 2002 and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(m) Effective May 2002, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at the net book value and depreciated over its remaining life of approximately 25.16 years.

(n) During the year ended December 31, 2002, the Partnership purchased real estate Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $2,090,600.

(o) During the year ended December 31, 2002, the Partnership, and an affiliate as tenant-in-common, purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,120,800.

                                 EXHIBIT 99.1

                                  EXHIBIT 99.2