Form 10-Q
period 2003-03-31
CNL INCOME FUND XVIII LTD
filed 2003-05-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-3295394
---------------------------------              ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
---------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X -

                                    CONTENTS





Part I                                                               Page
                                                                     ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                            1

                  Condensed Statements of Income                      2

                  Condensed Statements of Partners' Capital           3

                  Condensed Statements of Cash Flows                  4

                  Notes to Condensed Financial Statements             5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-9

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                         9

   Item 4.    Controls and Procedures                                 9

Part II

   Other Information                                                  10-12

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           March 31,             December 31,
                                                                             2003                    2002
                                                                       ------------------      ------------------
                              ASSETS

   Real estate properties with operating leases, net                       $  17,366,500           $  17,453,524
   Net investment in direct financing leases                                   2,054,960               2,064,258
   Real estate held for sale                                                   1,414,948               1,420,626
   Investment in joint ventures                                                3,179,924               3,185,337
   Cash and cash equivalents                                                     316,113                 429,481
   Receivables, less allowance for doubtful
       accounts of $151,186 and $104,228, respectively                               945                     945
   Accrued rental income                                                         470,678                 456,857
   Other assets                                                                    8,880                  10,504
                                                                       ------------------      ------------------

                                                                           $  24,812,948           $  25,021,532
                                                                       ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                         $     12,381             $     4,178
   Real estate taxes payable                                                       8,066                  12,204
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         14,897                  17,762
   Rents paid in advance                                                          56,895                  35,840
   Deferred rental income                                                          4,581                   4,661
                                                                       ------------------      ------------------
       Total liabilities                                                         796,820                 774,645

   Partners' capital                                                          24,016,128              24,246,887
                                                                       ------------------      ------------------

                                                                           $  24,812,948           $  25,021,532
                                                                       ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  481,815         $  466,444
        Earned income from direct financing leases                                    39,691             80,090
        Interest and other income                                                      5,892              1,744
                                                                               --------------    ---------------
                                                                                     527,398            548,278
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          56,205             67,566
        Property expenses                                                             13,954             66,470
        Management fees to related parties                                             5,708              6,347
        State and other taxes                                                          7,425              8,115
        Depreciation and amortization                                                 87,828             77,569
                                                                               --------------    ---------------
                                                                                     171,120            226,067
                                                                               --------------    ---------------

    Income Before Equity in Earnings of Joint Ventures                               356,278            322,211

    Equity in Earnings of Joint Ventures                                              77,726             77,766
                                                                               --------------    ---------------

    Income from Continuing Operations                                                434,004            399,977

    Discontinued Operations:
        Income from discontinued operations                                           35,237             25,480
                                                                               --------------    ---------------

    Net Income                                                                    $  469,241         $  425,457
                                                                               ==============    ===============

    Net Income Per Limited Partner Unit:
        Continuing operations                                                      $    0.12          $    0.11
        Discontinued operations                                                         0.01               0.01
                                                                               --------------    ---------------

    Total                                                                          $    0.13          $    0.12
                                                                               ==============    ===============

    Weighted Average Number of Limited Partner
        Units Outstanding                                                          3,500,000          3,500,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2003                   2002
                                                                        -------------------    -------------------
General partners:
    Beginning balance                                                         $     (5,319 )         $     (5,319 )
    Net income                                                                          --                     --
                                                                        -------------------    -------------------
                                                                                    (5,319 )               (5,319 )
                                                                        -------------------    -------------------

Limited partners:
    Beginning balance                                                           24,252,206             26,675,136
    Net income                                                                     469,241                377,070
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)                                        (700,000 )           (2,800,000 )
                                                                        -------------------    -------------------
                                                                                24,021,447             24,252,206
                                                                        -------------------    -------------------

Total partners' capital                                                     $   24,016,128         $   24,246,887
                                                                        ===================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                  2003              2002
                                                                             ---------------    --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                 $  586,632        $  531,709
                                                                             ---------------    --------------

       Cash Flows from Investing Activities:
          Addition to real estate properties with operating leases                       --        (1,194,064 )
          Investment in joint ventures                                                   --          (215,191 )
          Decrease in restricted cash                                                    --         1,663,401
                                                                             ---------------    --------------
             Net cash provided by investing activities                                   --           254,146
                                                                             ---------------    --------------

       Cash Flows from Financing Activities:
          Loans from corporate general partner                                      200,000           125,000
          Repayment of loans from corporate general partner                        (200,000 )        (125,000 )
          Distributions to limited partners                                        (700,000 )        (700,000 )
                                                                             ---------------    --------------
             Net cash used in financing activities                                 (700,000 )        (700,000 )
                                                                             ---------------    --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                            (113,368 )          85,855

   Cash and Cash Equivalents at Beginning of Quarter                                429,481           226,136
                                                                             ---------------    --------------

   Cash and Cash Equivalents at End of Quarter                                   $  316,113        $  311,991
                                                                             ===============    ==============

   Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of quarter                       $  700,000        $  700,000
                                                                             ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified and sold two properties that became vacant prior to 2002 and were classified as Discontinued Operations in the accompanying financial statements. In March 2003, the Partnership identified for sale its property in Destin, Florida. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was identified for sale.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of the discontinued operations for the above properties are as follows:

                                                                         Quarter Ended March 31,
                                                                       2003                    2002
                                                                 ------------------       ---------------
          Rental revenues                                              $    41,075            $   41,075
          Expenses                                                          (5,838 )             (15,595 )
                                                                 ------------------       ---------------
          Income from discontinued operations                          $    35,237            $   25,480
                                                                 ==================       ===============


4.       Subsequent Event:
         ----------------

         In April 2003, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $450,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 20 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 18 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $586,632 and $531,709 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities during the quarter ended March 31, 2003, as compared to the same period of 2002 was the result of changes in income and expenses.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         During the quarter ended March 31, 2003, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $200,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. During February 2003, the Partnership repaid the loan in full to the corporate general partner. In April 2003, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $450,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         At March 31, 2003, the Partnership had $316,113 invested in cash and cash equivalents, as compared to $429,481 at December 31, 2002. The funds remaining at March 31, 2003, after the payment of operating expenses, will be used toward the payment of distributions and other liabilities.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that generally the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions and loans if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $796,820 at March 31, 2003, as compared to $774,645 at December 31, 2002. The increase in liabilities at March 31, 2003 was due to an increase in rents paid in advance at March 31, 2003, as compared to December 31, 2002. Liabilities at March 31, 2003, to the extent they exceed cash and cash equivalents at March 31, 2003, will be paid from anticipated future cash from operations, loans from the general partners, or from future general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and loans from the corporate general partner, the Partnership declared distributions to limited partners of $700,000 for each of the quarters ended March 31, 2003 and 2002. This represents distributions of $0.20 per unit for the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis. If the general partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $521,506 during the quarter ended March 31, 2003, as compared to $546,534 during the same period of 2002. Rental revenues were lower during the quarter ended March 31, 2003 because the Partnership stopped recording rental revenues relating to the Property in Stow, Ohio when the tenant experienced financial difficulties during 2002. During the quarters ended March 31, 2003 and 2002, the Partnership did not record rental revenues relating to the Boston Market Property in Minnetonka, Minnesota because the lease was rejected by the tenant in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues resulting from these two Properties will continue to have an adverse effect on the cash from operations and results of operations of the Partnership until the Partnership is able to re-lease or sell the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota. The decrease in rental revenues during the quarter ended March 31, 2003 was partially offset by the rental revenues from a Property acquired in June 2002.

         The Partnership also earned $77,726 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $77,766 during the same period of 2002.

         Operating expenses, including depreciation and amortization expense, were $171,120 during the quarter ended March 31, 2003, as compared to $226,067 during the same period of 2002. Operating expenses were lower during the quarter ended March 31, 2003, due to a decrease in property expenses related to vacant Properties. During the quarter ended March 31, 2002, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant, and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the quarter ended March 31, 2002, the Partnership incurred approximately $32,500 in rent expense relating to the ground lease of the Property. In May 2002, the Partnership sold this Property and did not incur additional expenses relating to this Property once it was sold. The Partnership will continue to incur Property expenses relating to the Properties in Minnetonka, Minnesota and Stow, Ohio until the Partnership is able to re-lease or sell the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota.

         In addition, operating expenses were lower during the quarter ended March 31, 2003 due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in depreciation expense related to the acquisition of a Property in June 2002.

         During the year ended December 31, 2002, the Partnership identified two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold both of these Properties, which became vacant prior to 2002, subsequent to March 31, 2002. In addition, in March 2003, the Partnership identified for sale its Property in Destin, Florida. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the Property was identified for sale. The Partnership recognized net rental income (rental revenues less Property related expenses), of $25,480 during the quarter ended March 31, 2002 relating to these three Properties. The Partnership recognized net rental income of $35,237 during the quarter ended March 31, 2003, relating to the Property in Destin, Florida. As of May 5, 2003, the Partnership had not sold this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            ------------------

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

                     (b)   Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2003.

         **Previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


                                            CNL INCOME FUND XVIII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 ---------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

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

Date:  May 9, 2003


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


Date:  May 9, 2003


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

         **Previously filed.

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2