Form 10-Q
period 2003-06-30
CNL INCOME FUND XVIII LTD
filed 2003-08-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ____________________


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
                                                -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

                                    CONTENTS





Part I                                                             Page
                                                                   ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                          1

                  Condensed Statements of Income                    2

                  Condensed Statements of Partners' Capital         3

                  Condensed Statements of Cash Flows                4

                  Notes to Condensed Financial Statements           5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               8-10

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                       11

   Item 4.    Controls and Procedures                               11

Part II

   Other Information                                                12-14

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           June 30,              December 31,
                                                                             2003                    2002
                                                                       ------------------      ------------------
                              ASSETS

   Real estate properties with operating leases, net                       $  17,279,474           $  17,453,524
   Net investment in direct financing leases                                   2,045,408               2,064,258
   Real estate held for sale                                                          --               1,420,626
   Investment in joint ventures                                                3,174,526               3,185,337
   Cash and cash equivalents                                                   1,932,337                 429,481
   Receivables, less allowance for doubtful
       accounts of $188,340 and $104,228, respectively                            15,457                     945
   Accrued rental income                                                         482,659                 456,857
   Other assets                                                                   13,289                  10,504
                                                                       ------------------      ------------------

                                                                           $  24,943,150           $  25,021,532
                                                                       ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                         $     11,127             $     4,178
   Real estate taxes payable                                                      13,292                  12,204
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         66,080                  17,762
   Rents paid in advance                                                          56,895                  35,840
   Deferred rental income                                                          2,661                   4,661
                                                                       ------------------      ------------------
       Total liabilities                                                         850,055                 774,645

   Partners' capital                                                          24,093,095              24,246,887
                                                                       ------------------      ------------------

                                                                           $  24,943,150           $  25,021,532
                                                                       ==================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                 Six Months Ended
                                                              June 30,                       June 30,
                                                       2003            2002            2003            2002
                                                    ------------   --------------  --------------  --------------
Revenues:
    Rental income from operating leases               $ 484,183        $ 458,130      $  965,998      $  924,574
    Earned income from direct financing leases           43,443           58,748          83,134         138,838
    Interest and other income                               978              706           6,870           2,450
                                                    ------------   --------------  --------------  --------------
                                                        528,604          517,584       1,056,002       1,065,862
                                                    ------------   --------------  --------------  --------------

Expenses:
    General operating and administrative                 38,367           44,906          94,572         112,472
    Property related                                     10,466           42,500          24,420         108,970
    Management fees to related parties                    7,136            6,898          12,844          13,245
    State and other taxes                                    --              612           7,425           8,727
    Depreciation and amortization                        87,830           73,948         175,658         151,517
                                                    ------------   --------------  --------------  --------------
                                                        143,799          168,864         314,919         394,931
                                                    ------------   --------------  --------------  --------------

Income Before Loss on Sale of Assets and Equity
    in Earnings of Joint Ventures                       384,805          348,720         741,083         670,931

Loss on Sale of Assets                                       --          (25,694 )            --         (25,694 )

Equity in Earnings of Joint Ventures                     77,586           78,055         155,312         155,821
                                                    ------------   --------------  --------------  --------------

Income from Continuing Operations                       462,391          401,081         896,395         801,058
                                                    ------------   --------------  --------------  --------------

Discontinued Operations:
    Income (Loss) from discontinued operations           40,700         (305,518 )        75,937        (280,038 )
    Gain on disposal of discontinued operations         273,876               --         273,876              --
                                                    ------------   --------------  --------------  --------------
                                                        314,576         (305,518 )       349,813        (280,038 )
                                                    ------------   --------------  --------------  --------------

Net Income                                            $ 776,967        $  95,563     $ 1,246,208      $  521,020
                                                    ============   ==============  ==============  ==============

Income (Loss) Per Limited Partner Unit:
    Continuing operations                              $   0.13         $   0.12       $    0.26       $    0.23
    Discontinued operations                                0.09            (0.09 )          0.10           (0.08 )
                                                    ------------   --------------  --------------  --------------

                                                       $   0.22         $   0.03       $    0.36       $    0.15
                                                    ============   ==============  ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                 3,500,000        3,500,000       3,500,000       3,500,000
                                                    ============   ==============  ==============  ==============


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended           Year Ended
                                                                            June 30,              December 31,
                                                                              2003                    2002
                                                                      ---------------------    -------------------
General partners:
    Beginning balance                                                        $      (5,319 )         $     (5,319 )
    Net income                                                                          --                     --
                                                                      ---------------------    -------------------
                                                                                    (5,319 )               (5,319 )
                                                                      ---------------------    -------------------

Limited partners:
    Beginning balance                                                           24,252,206             26,675,136
    Net income                                                                   1,246,208                377,070
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)                                      (1,400,000 )           (2,800,000 )
                                                                      ---------------------    -------------------
                                                                                24,098,414             24,252,206
                                                                      ---------------------    -------------------

Total partners' capital                                                    $    24,093,095         $   24,246,887
                                                                      =====================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2003              2002
                                                                             ---------------    --------------
   Increase (Decrease) in Cash and Cash Equivalents

       Net Cash Provided by Operating Activities                                $ 1,160,030       $ 1,009,994
                                                                             ---------------    --------------

       Cash Flows from Investing Activities:
          Addition to real estate properties with operating leases                       --        (2,090,604 )
          Proceeds from sale of assets                                            1,742,826           951,629
          Decrease in restricted cash                                                    --         1,663,401
          Investment in joint ventures                                                   --          (215,191 )
                                                                             ---------------    --------------
             Net cash provided by investing activities                            1,742,826           309,235
                                                                             ---------------    --------------

       Cash Flows from Financing Activities:
          Loans from corporate general partner                                      650,000           375,000
          Repayment of loans from corporate general partner                        (650,000 )        (375,000 )
          Distributions to limited partners                                      (1,400,000 )      (1,400,000 )
                                                                             ---------------    --------------
             Net cash used in financing activities                               (1,400,000 )      (1,400,000 )
                                                                             ---------------    --------------

   Net Increase (Decrease) in Cash and Cash Equivalents                           1,502,856           (80,771 )

   Cash and Cash Equivalents at Beginning of Period                                 429,481           226,136
                                                                             ---------------    --------------

   Cash and Cash Equivalents at End of Period                                   $ 1,932,337        $  145,365
                                                                             ===============    ==============

   Supplemental Schedule of Non-Cash Investing and Financing Activities:

       Deferred real estate disposition fee incurred and unpaid at
          end of period                                                          $   54,000           $    --
                                                                             ===============    ==============

       Distributions declared and unpaid at end of period                        $  700,000        $  700,000
                                                                             ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:

         During 2002, the Partnership identified and sold two properties that were classified as Discontinued Operations in the accompanying financial statements. Both of the properties became vacant prior to 2002. In addition, in June 2003, the Partnership sold its property in Destin, Florida and recorded a gain on disposal of assets of approximately $273,900 during the quarter and six months ended June 30, 2003.

         The operating results of the discontinued operations for the these three properties are as follows:

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarter and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations - Continued:

                                                   Quarter Ended June 30,       Six Months Ended June 30,
                                                    2003           2002            2003            2002
                                                -------------  -------------- ---------------  --------------
         Rental revenues                           $  41,044          41,075       $  82,119      $   82,150
         Expenses                                       (344 )       (24,121 )        (6,182 )       (39,716 )
         Provision for write-down of assets               --        (322,472 )            --        (322,472 )
                                                -------------  -------------- ---------------  --------------
         Income (loss) from discontinued
             operations                            $  40,700       $(305,518 )     $  75,937      $ (280,038 )
                                                =============  ============== ===============  ==============


4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, 8% Return, plus their invested capital contributions. During the quarter and six months ended June 30, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000 as a result of the Partnership's sale of the property in Destin, Florida.

5.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                                                                    2003                2002
                                                               ---------------     ---------------
                Golden Corral Corporation                          $  327,518          $  328,806
                Metromedia Restaurant Group  (S&A
                     Properties Corporation and Steak
                     and Ale of Colorado, Inc.)                       225,879             222,382
                Jack in the Box Inc.                                  192,390             190,722
                Carrols Corp. and Texas Taco Cabana,
                     LP (under common control of
                     Carrols Corp.)                                   162,995                 N/A
                Chevy's, Inc.                                         134,393             134,393

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended June 30:

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               Quarter and Six Months Ended June 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued:

                                                                      2003               2002
                                                                  --------------     -------------
                Golden Corral Family Steakhouse
                     Restaurants                                      $ 327,518         $ 328,806
                Bennigan's                                              225,879           222,382
                Jack in the Box                                         192,390           190,722
                Chevy's Fresh Mex                                       134,393           134,393

         The information denoted by N/A indicates that for the period presented, the tenant did not represent more than 10% of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the Partnership's operating results if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002 and 2003, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,160,030 and $1,009,994 for the six months ended June 30, 2003 and 2002, respectively. The increase in cash from operating activities during the six months ended June 30, 2003, as compared to the same period of 2002, was the result of changes in the Partnership's working capital and changes in the Partnership's income and expenses. Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In June 2003, the Partnership sold its Property in Destin, Florida, to a third party and received net sales proceeds of approximately $1,742,800, resulting in a gain on disposal of assets of approximately $273,900. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 8% Return, plus their invested capital contributions. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, including distributions to the limited partners.

         During the six months ended June 30, 2003, the Partnership entered into two different promissory notes, each with the corporate general partner, for loans in the aggregate amount of $650,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of June 30, 2003, the Partnership repaid the loans in full to the corporate general partner.

         At June 30, 2003, the Partnership had $1,932,337 in cash and cash equivalents, as compared to $429,481 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at June 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the sale of the Property in Destin, Florida. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and loans from the corporate general partner, and for the six months ended June 30, 2003, the sales proceeds from the sale of the Property in Destin, Florida, the Partnership declared distributions to limited partners of $1,400,000 for each of the six months ended June 30, 2003 and 2002, ($700,000 for each of the quarters ended June 30, 2003 and 2002). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2003 and 2002, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis. If the general partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

         Total liabilities of the Partnership, including distributions payable, were $850,055 at June 30, 2003, as compared to $774,645 at December 31, 2002. The increase in liabilities at June 30, 2003, as compared to December 31, 2002, was due to an increase in amounts payable to related parties and an increase in rents paid in advance at June 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,049,132 during the six months ended June 30, 2003, as compared to $1,063,412 during the same period of 2002, $527,626 and $516,878 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues were lower during the six months ended June 30, 2003 because the Partnership stopped recording rental revenues relating to the Property in Stow, Ohio when the tenant experienced financial difficulties during 2002. During the quarters and six months ended June 30, 2003 and 2002, the Partnership did not record rental revenues relating to the Property in Minnetonka, Minnesota because the lease was rejected by the tenant in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues resulting from these two Properties will continue to have an adverse effect on the cash from operations and results of operations of the Partnership until the Partnership is able to re-lease the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota. The decrease in rental revenues was partially offset by the rental revenues from a Property acquired in June 2002.

         The Partnership also earned $155,312 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $155,821 during the same period of 2002, $77,586 and $78,055 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures during the six months ended June 30, 2003, remained constant, as compared to same period in 2002, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         During the six months ended June 30, 2003, five lessees of the Partnership, Golden Corral Corporation, S&A Properties Corporation and Steak and Ale of Colorado, Inc. (under common control of Metromedia Restaurant Group, hereinafter referred to as Metromedia Restaurant Group), Jack in the Box Inc., Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control, hereinafter referred to as Carrols Corp.), and Chevy's, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these five tenants will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Bennigan's, Jack in the Box, and Chevy's Fresh Mex, each accounted for more than 10% of the Partnership's total rental revenues, (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains, each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these restaurant chains will materially affect the Partnership's operating results, if the Partnership is not able to re-lease these Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $314,919 during the six months ended June 30, 2003, as compared to $394,931 during the same period of 2002, $143,799 and $168,864 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. Operating expenses were lower during the quarter and six months ended June 30, 2003, due to a decrease in property expenses related to vacant Properties. During the quarter and six months ended June 30, 2002, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant, and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant and in order to preserve its interest in the building, during the quarter and six months ended June 30, 2002, the Partnership incurred approximately $46,200 in rent expense relating to the ground lease of the Property. In May 2002, the Partnership sold this Property and did not incur additional expenses relating to this Property once it was sold. The Partnership will continue to incur Property expenses relating to the Properties in Minnetonka, Minnesota and Stow, Ohio until the Partnership is able to re-lease the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota.

         In addition, operating expenses were lower during the quarter and six months ended June 30, 2003 due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in depreciation expense related to the acquisition of a Property in June 2002.

         As a result of the sale of the On the Border Property in San Antonio, Texas, the Partnership recognized a loss of approximately $25,700, during the quarter and six months ended June 30, 2002. This Property had been identified for sale as of December 31, 2001 and therefore, was not subject to classification as Discontinued Operations.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. Both Properties were vacant prior to 2002. In addition, in March 2003, the Partnership identified for sale its Property in Destin, Florida. The Partnership recognized net rental income (rental revenues less Property related expenses) of $16,954 and $42,434 during the quarter and six months ended June 30, 2002, respectively, relating to these three
Properties. The Partnership sold the Boston Market Property in San Antonio, Texas in May 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the six months ended June 30, 2002 relating to the sale of this Property. In anticipation for the sale of the Property in Raleigh, North Carolina, the Partnership recorded a provision for write-down of assets of approximately $322,500 during the quarter and six months ended June 30, 2002. The provision represented the difference between the Property's net carrying value and its estimated fair value. The Partnership sold this Property subsequent to June 30, 2002. In June 2003, the Partnership sold the Property in Destin, Florida and recorded a gain on disposal of discontinued operations of approximately $273,900. The Partnership recognized net rental income of $40,700 and $75,937 during the quarter and six months ended June 30, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                  **Previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2003.


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

                      31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                      32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)


                  **Previously filed.

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2