Form 10-Q
period 2003-09-30
CNL INCOME FUND XVIII LTD
filed 2003-11-13
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                           59-3295394
--------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------              -------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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

                                    CONTENTS





Part I                                                              Page
                                                                    ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                           1

                  Condensed Statements of Income                     2

                  Condensed Statements of Partners' Capital          3

                  Condensed Statements of Cash Flows                 4

                  Notes to Condensed Financial Statements            5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                9-12

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                        12

   Item 4.    Controls and Procedures                                12

Part II

   Other Information                                                 13-15

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                         September 30,           December 31,
                                                                             2003                    2002
                                                                       ------------------      ------------------
                              ASSETS

   Real estate properties with operating leases, net                       $  17,192,450           $  17,453,524
   Net investment in direct financing leases                                   2,035,596               2,064,258
   Real estate held for sale                                                          --               1,420,626
   Investment in joint ventures                                                3,171,845               3,185,337
   Cash and cash equivalents                                                   1,776,856                 429,481
   Receivables, less allowance for doubtful
       accounts of $213,602 and $104,228, respectively                               446                     945
   Accrued rental income                                                         493,315                 456,857
   Other assets                                                                   19,504                  10,504
                                                                       ------------------      ------------------

                                                                           $  24,690,012           $  25,021,532
                                                                       ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                     $     8,399             $     4,178
   Real estate taxes payable                                                       6,620                  12,204
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         71,203                  17,762
   Rents paid in advance                                                          38,363                  35,840
   Deferred rental income                                                          4,420                   4,661
                                                                       ------------------      ------------------
       Total liabilities                                                         829,005                 774,645

   Partners' capital                                                          23,861,007              24,246,887
                                                                       ------------------      ------------------

                                                                           $  24,690,012           $  25,021,532
                                                                       ==================      ==================


           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                       2003            2002            2003            2002
                                                    ------------   --------------  --------------  --------------
Revenues:
    Rental income from operating leases               $ 486,773        $ 490,913     $ 1,452,771     $ 1,415,487
    Earned income from direct financing leases           50,630           53,953         133,764         192,791
    Interest and other income                             3,536            1,769          10,406           4,219
                                                    ------------   --------------  --------------  --------------
                                                        540,939          546,635       1,596,941       1,612,497
                                                    ------------   --------------  --------------  --------------

Expenses:
    General operating and administrative                 38,403           42,672         132,975         155,144
    Property related                                     16,035           13,574          40,455         122,544
    Management fees to related parties                    6,223            5,158          19,067          18,403
    State and other taxes                                   100               --           7,525           8,727
    Depreciation and amortization                        87,826           97,034         263,484         248,551
                                                    ------------   --------------  --------------  --------------
                                                        148,587          158,438         463,506         553,369
                                                    ------------   --------------  --------------  --------------

Income Before Loss on Sale of Assets and Equity
    in Earnings of Joint Ventures                       392,352          388,197       1,133,435       1,059,128

Loss on Sale of Assets                                       --               --              --         (25,694 )

Equity in Earnings of Joint Ventures                     75,560           77,652         230,872         233,473
                                                    ------------   --------------  --------------  --------------

Income from Continuing Operations                       467,912          465,849       1,364,307       1,266,907
                                                    ------------   --------------  --------------  --------------

Discontinued Operations:
    Income (Loss) from discontinued operations               --           25,214          75,937        (254,824 )
    Gain on disposal of discontinued operations              --               --         273,876              --
                                                    ------------   --------------  --------------  --------------
                                                             --           25,214         349,813        (254,824 )
                                                    ------------   --------------  --------------  --------------

Net Income                                            $ 467,912        $ 491,063     $ 1,714,120     $ 1,012,083
                                                    ============   ==============  ==============  ==============

Income (Loss) Per Limited Partner Unit:
    Continuing operations                              $   0.13         $   0.13       $    0.39       $    0.36
    Discontinued operations                                  --             0.01            0.10           (0.07 )
                                                    ------------   --------------  --------------  --------------

                                                       $   0.13         $   0.14       $    0.49       $    0.29
                                                    ============   ==============  ==============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                 3,500,000        3,500,000       3,500,000       3,500,000
                                                    ============   ==============  ==============  ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                     Nine Months Ended           Year Ended
                                                       September 30,            December 31,
                                                            2003                    2002
                                                    ---------------------    -------------------
General partners:
    Beginning balance                                      $      (5,319 )         $     (5,319 )
    Net income                                                        --                     --
                                                    ---------------------    -------------------
                                                                  (5,319 )               (5,319 )
                                                    ---------------------    -------------------

Limited partners:
    Beginning balance                                         24,252,206             26,675,136
    Net income                                                 1,714,120                377,070
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                    (2,100,000 )           (2,800,000 )
                                                    ---------------------    -------------------
                                                              23,866,326             24,252,206
                                                    ---------------------    -------------------

Total partners' capital                                  $    23,861,007         $   24,246,887
                                                    =====================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  2003              2002
                                                                             ---------------    --------------
   Net Cash Provided by Operating Activities                                    $ 1,704,549       $ 1,591,031
                                                                             ---------------    --------------

   Cash Flows from Investing Activities:
       Decrease in restricted cash                                                       --         1,663,401
       Addition to real estate properties with operating leases                          --        (2,090,604 )
       Proceeds from sale of assets                                               1,742,826         1,565,681
       Investment in joint ventures                                                      --          (215,191 )
                                                                             ---------------    --------------
          Net cash provided by investing activities                               1,742,826           923,287
                                                                             ---------------    --------------

   Cash Flows from Financing Activities:
       Loans from corporate general partner                                         650,000           875,000
       Repayment of loans from corporate general partner                           (650,000 )        (875,000 )
       Distributions to limited partners                                         (2,100,000 )      (2,100,000 )
                                                                             ---------------    --------------
          Net cash used in financing activities                                  (2,100,000 )      (2,100,000 )
                                                                             ---------------    --------------

   Net Increase in Cash and Cash Equivalents                                      1,347,375           414,318

   Cash and Cash Equivalents at Beginning of Period                                 429,481           226,136
                                                                             ---------------    --------------

   Cash and Cash Equivalents at End of Period                                   $ 1,776,856        $  640,454
                                                                             ===============    ==============

   Supplemental Schedule of Non-Cash Investing and Financing
       Activities:

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2002, the Partnership identified and sold two properties that were classified as Discontinued Operations in the accompanying financial statements. Both of the properties became vacant prior to 2002. In addition, in June 2003, the Partnership sold its property in Destin, Florida and recorded a gain on disposal of assets of approximately $273,900 during the nine months ended September 30, 2003.

         The operating results of the discontinued operations for the these properties are as follows:

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Discontinued Operations - Continued

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2003           2002            2003            2002
                                                -------------  -------------- ---------------  --------------
         Rental revenues                              $   --      $   41,076      $   82,119      $  123,226
         Expenses                                         --         (15,862 )        (6,182 )       (55,578 )
         Provision for write-down of assets               --              --              --        (322,472 )
                                                -------------  -------------- ---------------  --------------
         Income (loss) from discontinued
             operations                               $   --      $   25,214      $   75,937      $ (254,824 )
                                                =============  ============== ===============  ==============

4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, 8% Return, plus their invested capital contributions. During the nine months ended September 30, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000 as a result of the Partnership's sale of the property in Destin, Florida.

5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the periods ended September 30:

                                                                    2003                2002
                                                               ---------------     ---------------
                Golden Corral Corporation                          $  450,846          $  493,209
                Metromedia Restaurant Group  (S&A
                     Properties Corporation and Steak
                     and Ale of Colorado, Inc.)                       338,402             337,567
                Jack in the Box Inc.                                  288,584             289,268
                Carrols Corp. and Texas Taco Cabana,
                     LP (under common control of
                     Carrols Corp.)                                   244,293             220,846
                Chevy's, Inc.                                         201,589             201,589

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued

                                                       2003            2002
                                                   ------------    -----------

                Golden Corral Family Steakhouse
                     Restaurants                     $ 450,846      $ 493,209
                Bennigan's                             338,402        337,567
                Jack in the Box                        288,584        289,268
                Chevy's Fresh Mex                      201,589        201,589

         Although the Partnership's properties have some geographical diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the Partnership's operating results if the Partnership is not able to re-lease the properties in a timely manner.

6.       Subsequent Event

         In October 2003, Chevy's, Inc., a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. Chevy's, Inc. leases one property from the Partnership. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 18 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,704,549 for the nine months ended September 30, 2003, as compared to $1,591,031 during the same period of 2002. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In June 2003, the Partnership sold its Property in Destin, Florida, to a third party and received net sales proceeds of approximately $1,742,800, resulting in a gain on disposal of assets of approximately $273,900. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000 which is payable to an affiliate of the Partnership. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 8% Return, plus their invested capital contributions. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, including distributions to the limited partners.

         During the nine months ended September 30, 2003, the Partnership entered into two different promissory notes, each with the corporate general partner, for loans in the aggregate amount of $650,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of September 30, 2003, the Partnership repaid the loans in full to the corporate general partner.

         At September 30, 2003, the Partnership had $1,776,856 in cash and cash equivalents, as compared to $429,481 at December 31, 2002. At September 30, 2003, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at September 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the sale of the Property in Destin, Florida. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In October 2003, Chevy's, Inc., a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. Chevy's, Inc. leases one Property from the Partnership. The rental revenues from this lease represented more than 10% of the Partnership's total rental revenues, as described below. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected, would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and loans from the corporate general partner, and for the nine months ended September 30, 2003, the sales proceeds from the sale of the Property in Destin, Florida, the Partnership declared distributions to limited partners of $2,100,000 for each of the nine months ended September 30, 2003 and 2002, ($700,000 for each of the quarters ended September 30, 2003 and 2002). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2003 and 2002, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis. If the general partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

         Total liabilities, including distributions payable, were $829,005 at September 30, 2003, as compared to $774,645 at December 31, 2002. The increase in liabilities at September 30, 2003, as compared to December 31, 2002, was due to an increase in amounts payable to related parties at September 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,586,535 during the nine months ended September 30, 2003, as compared to $1,608,278 during the same period of 2002, $537,403 and $544,866 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues were lower during the quarter and nine months ended September 30, 2003 because the Partnership stopped recording rental revenues relating to the Property in Stow, Ohio when the tenant experienced financial difficulties during 2002. During 2003, the Partnership began receiving partial payments of past due rents and recognized these amounts as revenue. During the quarters and nine months ended September 30, 2003 and 2002, the Partnership did not record rental revenues relating to the Property in Minnetonka, Minnesota because the tenant rejected the lease in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues resulting from these two Properties will continue to have an adverse effect on the cash from operations and results of operations of the Partnership until the Partnership is able to re-lease the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota. The decrease in rental revenues was partially offset by the rental revenues from a Property acquired in June 2002.

         The Partnership also earned $230,872 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $233,473 during the same period of 2002, $75,560 and $77,652 of which were earned during the third quarters of 2003 and 2002, respectively. Net income earned by joint ventures during the quarter and nine months ended September 30, 2003, remained constant, as compared to the same periods of 2002, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         During the nine months ended September 30, 2003, five lessees of the Partnership, Golden Corral Corporation, S&A Properties Corporation and Steak and Ale of Colorado, Inc. (under common control of Metromedia Restaurant Group, hereinafter referred to as Metromedia Restaurant Group), Jack in the Box Inc., Carrols Corp. and Texas Taco Cabana, LP (which are affiliated entities under common control, hereinafter referred to as Carrols Corp.), and Chevy's, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these five tenants will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Bennigan's, Jack in the Box, and Chevy's Fresh Mex, each accounted for more than 10% of the Partnership's total rental revenues, (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains, each will continue to account for more than 10% of total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or any of these restaurant chains will materially affect the Partnership's operating results, if the Partnership is not able to re-lease these Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $463,506 during the nine months ended September 30, 2003, as compared to $553,369 during the same period of 2002, $148,587 and $158,438 of which were incurred during the third quarters of 2003 and 2002, respectively. Operating expenses were lower during the nine months ended September 30, 2003, due to a decrease in property expenses related to vacant Properties. During the nine months ended September 30, 2002, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant, and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant, and in order to preserve its interest in the building, during the nine months ended September 30, 2002, the Partnership incurred approximately $46,200 in rent expense relating to the ground lease of the Property. In May 2002, the Partnership sold this Property and did not incur additional expenses relating to this Property once it was sold. The Partnership will continue to incur Property expenses relating to the Properties in Minnetonka, Minnesota and Stow, Ohio until the Partnership is able to re-lease the Property in Stow, Ohio and resolve the outstanding issues relating to the Property in Minnetonka, Minnesota.

         In addition, operating expenses were lower during the quarter and nine months ended September 30, 2003 due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in depreciation expense related to the acquisition of a Property in June 2002.

         As a result of the sale of the On the Border Property in San Antonio, Texas, the Partnership recognized a loss of approximately $25,700, during the nine months ended September 30, 2002. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No.
144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. Both Properties were vacant prior to 2002. In addition, in March 2003, the Partnership identified for sale its Property in Destin, Florida. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $25,214 during the quarter ended September 30, 2002 and a net rental loss of $254,824 during the nine months ended September 30, 2002, relating to these three Properties. The net rental loss during the nine months ended September 30, 2002 was a result of the Partnership recording a provision for write-down of assets of approximately $322,500 in anticipation of the August 2002 sale of the Property in Raleigh, North Carolina. The tenant of this Property terminated its lease and vacated the Property in 2000. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The Partnership sold the Boston Market Property in San Antonio, Texas in May 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during the nine months ended September 30, 2002 relating to the sale of this Property. In June 2003, the Partnership sold the Property in Destin, Florida and recorded a gain on disposal of discontinued operations of approximately $273,900. The Partnership recognized net rental income of $75,937 during the nine months ended September 30, 2003, relating to this Property.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2003.

             **Previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of November, 2003.


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