Form 10-K
period 2003-12-31
CNL INCOME FUND XVIII LTD
filed 2004-03-30
CIK 943730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 22 Properties directly and three Properties indirectly through joint venture or tenancy in common arrangements. In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners, for approximately $500,000. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs. During 2001, the Partnership sold its Properties in Timonium, Maryland and Henderson, Nevada and reinvested the majority of these net sales proceeds in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. In addition, in December 2001, the Partnership sold its Property in Santa Rosa, California. In January 2002 the Partnership reinvested a portion of the net sales proceeds from the sale of the Property in Santa Rosa, California in a Property in Houston, Texas and in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. During 2002, the Partnership sold its two Properties in San Antonio, Texas and its Property in Raleigh, North Carolina and reinvested the majority of the net sales proceeds from the sale of the two San Antonio Properties in another Property in San Antonio, Texas. In June 2003, the Partnership sold its Property in Destin, Florida and used the proceeds to pay liabilities of the Partnership, including distributions.

         As of December 31, 2003, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. The 17 Properties include one Property consisting of land only. In general, the Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         Generally, the leases provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 19 of the Partnership's 22 Properties also have been granted options to purchase the Properties after a specified portion of the lease term has elapsed. The option purchase price is equal to the Partnership's original cost of the Property (including acquisition costs), plus a specified percentage of the Property's fair market value at the time the purchase option is exercised, whichever is greater. Fair market value will be determined through an appraisal by an independent appraisal firm.

         The leases generally provide that, in the event the Partnership wishes to sell the Properties, the Partnership first must offer the lessees the right to purchase the Properties on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Properties.

         In October 2003, Chevy's, Inc., a tenant of one of the Partnership's Properties, filed for Chapter 11 bankruptcy protection. The rental revenues from this lease represented more than 10% of the Partnership's total rental revenues, as described below. As of March 12, 2004, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected would have a material adverse effect on the results of operations of the Partnership if the Partnership were not able to re-lease or sell the Property in a timely manner.

         Effective September 2003, the lease for the Property in Stow, Ohio was amended to provide a rent deferral for two years equal to 50% of monthly rent. Interest only payments are due in quarterly installments at a rate of seven percent per annum for the first 12 months and at a rate of ten percent per annum for the next 12 months, at which time, all accrued and unpaid interest and principal amounts are due. All other lease terms remained unchanged. As of March 12, 2004, the Partnership has continued to receive the reduced rental payments relating to the Property. The General Partners do not believe that the rent deferrals will have a material adverse effect on the results of operations of the Partnership.

         In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one Property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

Major Tenants

         During  2003,  five  lessees  of the  Partnership,  (i)  Golden  Corral
Corporation, (ii) S&A Properties and Steak and Ale of Colorado, Inc. (under common control of Metromedia Restaurant Group, hereinafter referred to as "Metromedia"), (iii) Jack in the Box Inc., and Jack in the Box Eastern Division L.P. (affiliated under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), (iv) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as Carrols Corp.), and (v) Chevy's, Inc., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates). As of December 31, 2003, Golden Corral Corporation was the lessee relating to three leases, Metromedia was the lessee relating to two leases, Carrols Corp. was the lessee relating to five leases, Jack in the Box Inc. was the lessee relating to three leases, and Chevy's Inc. was the lessee relating to one lease. It is anticipated that based on the minimum rental payments required by the leases, these five lessees will each continue to contribute more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) in 2004. In addition, four Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral"), Bennigan's, Jack in the Box, and Chevy's, each accounted for more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) during 2003. In 2004, it is anticipated that these four Restaurant Chains will each contribute more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains will materially adversely affect the Partnership's operating results if the Partnership is not able to re-lease or sell the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants leased Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

         Entity Name             Year      Ownership               Partners                   Property

Columbus Joint Venture           1998       39.93 %     CNL Income Fund XII, Ltd. CNL    Columbus, OH
                              Income Fund XVI, Ltd.

CNL Portsmouth Joint             1999       57.20 %     CNL Income Fund XI, Ltd.         Portsmouth, VA
     Venture

TGIF Pittsburgh Joint            2000       19.78%      CNL Income Fund VII, Ltd. CNL    Homestead, PA
     Venture                                            Income Fund XV, Ltd. CNL
                              Income Fund XVI, Ltd.

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

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or the Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or the Property.

         Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 22 Properties. Of the 22 Properties, 17 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. As of December 31, 2003, the Partnership's Property sites ranged from approximately 24,400 to 148,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly though joint venture or tenancy in common arrangements as of December 31, 2003 by state.



               State                              Number of Properties

               Arizona                                      1
               California                                   1
               Colorado                                     1
               Florida                                      1
               Illinois                                     1
               Kentucky                                     1
               Minnesota                                    1
               New York                                     1
               North Carolina                               2
               Ohio                                         2
               Pennsylvania                                 1
               Tennessee                                    1
               Texas                                        7
               Virginia                                     1
                                                      --------------
               TOTAL PROPERTIES                            22
                                                      ==============

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 9,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties held as tenants-in-common) for federal income tax purposes was $20,136,177 and $7,337,654, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly though joint venture or tenancy in common arrangements as of December 31, 2003 by Restaurant Chain.

                Restaurant Chain                      Number of Properties

                Arby's                                          2
                Bennigan's                                      2
                Burger King                                     1
                Chevy's Fresh Mex                               1
                Golden Corral                                   3
                Ground Round                                    1
                IHOP                                            1
                Jack in the Box                                 3
                NI's International Buffet                       1
                Taco Bell                                       1
                Taco Cabana                                     3
                T.G.I. Friday's                                 1
                Wendy's                                         1
                Other                                           1
                                                          --------------
                TOTAL PROPERTIES                               22
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rate for each of the years ended December 31:

                                     2003              2002              2001               2000               1999
                                 -------------     -------------    ---------------     --------------     -------------

  Rental Revenues (1)(2)            $ 2,498,961       $ 2,653,429      $ 2,564,402        $ 2,888,408       $ 3,141,240
  Properties (2)                             21                22               19                 20                23
  Average rent per
      property                      $   118,998        $  120,610        $ 134,969          $ 144,420         $ 136,576
  Occupancy rate                            95%               96%              83%                80%               96%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, and did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration               Number             Annual Rental               Gross Annual
              Year                  of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2003                             --                   $   --                      --
              2004                             --                       --                      --
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                             --                       --                      --
              2009                             --                       --                      --
              2010                             --                       --                      --
              2011                             --                       --                      --
              2012                              4                  762,097                  28.70%
              Thereafter                       17                1,892,852                  71.30%
                                        ----------            -------------           -------------
              Total (1)                        21              $ 2,654,949                 100.00%
                                        ==========            =============           =============

         (1) Excludes one Property which was vacant at December 31, 2003.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants, as of December 31, 2003 (See Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Description of Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring in 2012) and the average minimum base annual rent is approximately $164,400 (ranging from approximately $156,700 to $178,200).

         Metromedia leases two Bennigan's restaurants. The initial term of one lease is 18 years (expiring in 2019) and the initial term of the other lease is 20 years (expiring in 2018). The average minimum base annual rent is approximately $218,400 (ranging from approximately $200,200 to $236,600).

         Carrols Corp. leases one Burger King restaurant and three Taco Cabana restaurants. The initial term of each lease is 20 years (expiring between 2016 and 2020) and the average minimum base annual rent is approximately $101,800 (ranging from approximately $92,100 to $114,000).

         Jack in the Box Inc. leases three Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2015) and the average minimum base annual rent is approximately $122,100 (ranging from approximately $84,100 to $142,800).

         Chevy's, Inc. leases one Chevy's restaurant. The initial term of the lease is 15 years (expiring in 2012) and the minimum base annual rent is approximately $243,600. In October 2003, Chevy's, Inc. filed for bankruptcy, as described above.


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 1,553 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan through December 31, 2003 range from $8.57 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                            2003 (1)                                      2002(1)
                             ---------------------------------------    ---------------------------------------------
                               High          Low          Average            High           Low           Average
                             ----------   -----------   -------------    -------------   ----------    --------------

      First Quarter            $  7.50       $  7.50        $   7.50          $  6.57      $  6.00           $  6.36
      Second Quarter              7.44          7.15             7.30              (2 )          (2 )            (2)
      Third Quarter               7.78          7.78            7.78             6.43         6.43              6.43
      Fourth Quarter                (2 )          (2 )            (2 )           7.90         6.56              7.17

(1)      A total of 11,050 and 5,986 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2003  and  2002,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $2,800,000 to the Limited Partners. Distributions of $700,000 were declared at the close of each of the Partnership's calendar quarters during 2003 and 2002, to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

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

(b)      Not applicable.


Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes in Item 8. hereof.

                                          2003          2002           2001             2000            1999
                                      ------------- -------------  --------------  ---------------  -------------

    Year Ended December 31:
    Continuing Operations (5):
        Revenues                        $2,148,332    $2,124,730      $2,319,468      $ 2,465,290     $2,745,279
        Equity earnings of
           unconsolidated joint
           ventures                        308,312       308,632         197,013          112,863         61,656
        Income from continuing
           operations (1) (2)            1,844,417       600,465       1,454,872        1,115,165      2,191,377

    Discontinued Operations (5):
        Revenues                            82,119       164,302         164,802          442,972        385,436
        Income (loss) from and gain
           on disposal of
           discontinued
           operations (3) (4)              349,813      (223,395 )      (286,107 )          2,032        323,979

    Net income                           2,194,230       377,070       1,168,765        1,117,197      2,515,356

    Income (loss) per unit:
        Continuing operations             $   0.53      $   0.17        $   0.42        $    0.32       $   0.63
        Discontinued operations               0.10         (0.06 )         (0.09 )             --           0.09
                                      ------------- -------------  --------------  ---------------  -------------
                                          $   0.63      $   0.11        $   0.33        $    0.32       $   0.72
                                      ============= =============  ==============  ===============  =============

    Cash distributions declared         $2,800,000    $2,800,000      $2,800,000      $ 2,800,000     $2,799,998

    Cash distributions declared
      per unit:                               0.80          0.80            0.80             0.80           0.80
          At December 31:
          Total assets                 $24,472,487   $25,021,532     $27,511,695     $ 29,112,352    $30,866,006
          Total partners' capital       23,641,117    24,246,887      26,669,817       28,301,052     29,983,855

(1) Income from continuing operations includes $1,052,735, $321,239, and $635,615, for the years ended December 31, 2002, 2001, and 2000, respectively, from provisions for write-down of assets.

(2) Income from continuing operations includes gain on sale of assets of $429,072 and $46,300 for the years ended December 31, 2001 and 1999, respectively, and a loss on sale of assets of $25,694 for the year ended December 31, 2002. Income from continuing operations includes a termination refund to the tenant of $84,873 for the year ended December 31, 2000.

(3) Income (loss) from and gain on disposal of discontinued operations includes provisions for write-down of assets of $322,472, $387,138, and $357,563 for the years ended December 31, 2002, 2001, and 2000, respectively.

(4) Income (loss) from and gain on disposal of discontinued operations includes gain on sale of $273,876 for the year ended December 31, 2003.

(5) Certain items in the prior years' financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to Properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on February 10, 1995, to acquire for cash, either directly or through joint venture of tenancy in common arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $58,400 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2003, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 18 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 19 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,275,423, $2,080,057, and $1,684,911, for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in cash from operating activities during the year ended December 31, 2003, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of rents and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. The increase in cash from operating activities during the year ended December 31, 2002, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In January 2001, the Partnership sold a portion of its interest in TGIF Pittsburgh Joint Venture to CNL Income Fund VII, Ltd., for approximately $500,000. Because the Partnership sold 50% of its interest in TGIF Pittsburgh Joint Venture at its then current carrying value, no gain or loss was recognized. The Partnership has a remaining investment of approximately $501,500 in TGIF Pittsburgh Joint Venture representing a 19.78% interest in this joint venture. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to meet the Partnership's working capital needs.

         During 2001, the Partnership sold its Properties in Timonium, Maryland; Henderson, Nevada; and Santa Rosa, California, each to a third party. The Partnership received total net sales proceeds of approximately $3,791,400, resulting in a net gain of approximately $429,100. In July 2001, the Partnership reinvested the net sales proceeds from the sale of the Timonium and Henderson Properties in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership contributed approximately $1,766,400 for an 80.7% interest in the profits and losses of the Property. In January 2002, the Partnership reinvested a portion of the net sales proceeds from the sale of the Santa Rosa Property in a Property in Houston, Texas at an approximate cost of $1,194,100 and reinvested approximately $205,700 of the remaining net sales proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund X, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership contributed approximately $205,700 for an 18.35% interest in the profits and losses of the Property. The Partnership acquired the Properties in Austin and Houston, Texas from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.


         During 2002, the Partnership sold its On the Border Property in San Antonio, Texas and its Boston Market Properties in San Antonio, Texas and Raleigh, North Carolina, each to a third party. As of December 31, 2001, the Partnership had identified the On the Border Property for sale. The Partnership received total net sales proceeds of approximately $1,565,725, resulting in a loss on sale of assets of approximately $25,700 relating to the On the Border Property in San Antonio, Texas. No gain or loss on disposal of discontinued operations was recorded relating to the sale of the Property in Raleigh, North Carolina because the Partnership had recorded provisions for write-down of assets relating to this Property in previous years. In June 2002, the Partnership reinvested the net sales proceeds from the sale of the Properties in San Antonio, Texas in a Property in Houston, Texas at an approximate cost of $896,500. The Partnership acquired this Property from CNL Funding 2001-A, LP. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property.

         During 2003, the Partnership sold its Property in Destin, Florida, to a third party and received net sales proceeds of approximately $1,742,800, resulting in a gain on disposal of discontinued operations of approximately $273,900. In connection with the sale, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000 which is payable to an affiliate of the Partnership. Payment of the real estate disposition fee is subordinated to the receipt by the Limited Partners of their aggregate 8% Return, plus their invested capital contributions. The Partnership used a portion of these net sales proceeds to pay liabilities of the Partnership, including distributions to the Limited Partners.

         In 2001, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $75,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of December 31, 2001, the Partnership had repaid the loan in full to the corporate General Partner. During the year ended December 31, 2002, the Partnership entered into three promissory notes with the corporate General Partner for loans in connection with the operations of the Partnership. The loans totaled $875,000, were uncollateralized, non-interest bearing and due on demand. As of December 31, 2002, the Partnership had repaid these loans in full to the corporate General Partner. During the year ended December 31, 2003, the Partnership entered into two promissory notes with the corporate General Partner for loans in connection with the operations of the Partnership. The loans totaled $650,000, were uncollateralized, non-interest bearing and due on demand. As of December 31, 2003, the Partnership repaid the loans in full to the corporate General Partner.

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

         At December 31, 2003, the Partnership had $1,647,730 in cash and cash equivalents, as compared to $429,481 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash was primarily a result of the Partnership holding sales proceeds at December 31, 2003, relating to the sale of the Property in Destin, Florida. As of December 31, 2003, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after the payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one Property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, loans from the corporate General Partner, and for the year ended December 31, 2003, the net sales proceeds from the sale of the Property in Destin, Florida, the Partnership declared distributions to the Limited Partners of $2,800,000, for each the years ended December 31, 2003, 2002, and 2001. This represents distributions of $0.80 per Unit, for each of the years ended December 31, 2003, 2002, and 2001. No distributions were made to the General Partners for the years ended December 31, 2003, 2002, and 2001. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee. If the General Partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital accounts as of December 31, 1999. Accordingly, the General Partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $10,833 and $17,762, respectively, to related parties for operating expenses and accounting and administrative services and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. In addition, during the year ended December 31, 2003, the Partnership incurred $54,000 in a real estate disposition fee due to an affiliate, as a result of services provided in connection with the sale of the Property in Destin, Florida, as described above. The payment of this fee is deferred until the Limited Partners have received their aggregate 8% Preferred Return plus their adjusted capital contributions. Other liabilities, including distributions payable, were $766,537 at December 31, 2003, as compared to $756,883 at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements requires the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $2,116,081 for the year ended December 31, 2003 as compared to $2,119,722 for the same period of 2002. Rental revenues from continuing operations were slightly lower during the year ended December 31, 2003, as compared to the same period of 2002, because the Partnership stopped recording rental revenues relating to the Property in Stow, Ohio when the tenant experienced financial difficulties during 2002. During 2003, the Partnership began receiving partial payments of past due rents and recognized these amounts as revenue. In September 2003, the lease for this Property was amended to provide a rent deferral for two years equal to 50% of monthly rent. Interest only payments are due in quarterly installments at a rate of seven percent per annum for the first 12 months and at a rate of ten percent per annum for the next 12 months, at which time, all accrued and unpaid interest and principal amounts are due. All other lease terms remained unchanged. As of March 12, 2004, the Partnership has continued to receive the reduced rental payments relating to the Property. The decrease in rental revenues from continuing operations was partially offset by the rental revenues from a Property acquired in June 2002.

         During the years ended December 31, 2003 and 2002, the Partnership did not record rental revenues relating to the Property in Minnetonka, Minnesota because the tenant rejected the lease in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues resulting from this Property will continue to have an adverse effect on the cash from operations and results of operations of the Partnership until the Partnership is able to resolve the outstanding issues relating to the Property in Minnetonka, Minnesota.

         The Partnership earned $13,600 in contingent rental income during the year ended December 31, 2003 based on reported gross sales of the restaurants with leases that require the payment of contingent rental income. No such amounts were earned during the year ended December 31, 2002.

         The Partnership earned $308,312 in income attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2003, as compared to $308,632 during the same period of 2002. These amounts remained constant, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

         During 2003, five lessees of the Partnership, Golden Corral Corporation, Metromedia, Jack in the Box Inc., Carrols Corp., and Chevy's, Inc., each contributed more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates). As of December 31, 2003, Golden Corral Corporation was the lessee relating to three leases, Metromedia was the lessee relating to two leases, Carrols Corp. was the lessee relating to five leases, Jack in the Box Inc. was the lessee relating to three leases, and Chevy's Inc. was the lessee relating to one lease. It is anticipated that based on the minimum rental payments required by the leases, these five lessees will each continue to contribute more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) in 2004. In addition, four Restaurant Chains, Golden Corral, Bennigan's, Jack in the Box, and Chevy's, each accounted for more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) during 2003. In 2004, it is anticipated that these four Restaurant Chains will each contribute more than ten percent of total rental revenues (including the Partnership's share of total rental revenues from joint ventures and Properties held as tenants-in-common with affiliates) to which the Partnership is entitled under the terms of the leases. Any failure of such lessees or Restaurant Chains will materially adversely affect the Partnership's operating results if the Partnership is not able to re-lease or sell the Properties in a timely manner.

         During the year ended December 31, 2003, the Partnership earned $18,651 in interest and other income, as compared to $5,008 during the same period of 2002. Interest and other income was higher during 2003 because the Partnership collected and recognized as income approximately $5,000 relating to a right-of-way taking for a parcel of land on the San Antonio, Texas Property.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $612,227 for the year ended December 31, 2003 as compared to $1,807,203 for the same period of 2002. Operating expenses were higher during 2002 because the Partnership recorded a provision for write-down of assets of approximately $1,052,700 relating to the Property in Stow, Ohio. The provision represented the difference between the net carrying value of the Property and its estimated fair value. Operating expenses were lower during 2003, due to a decrease in property related expenses resulting from the sale of vacant Properties. During 2002, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, Texas because the Partnership owned the building and leased the land. In 2000, the tenant of this Property vacated the Property and ceased restaurant operations. In accordance with an agreement executed in conjunction with the execution of the initial lease, the ground lessor, the tenant, and the Partnership agreed that the Partnership would be provided certain rights to help protect its interest in the building in the event of a default by the tenant under the terms of the initial lease. As a result of the default by the tenant, and in order to preserve its interest in the building, during the year ended December 31, 2002, the Partnership incurred approximately $46,200 in rent expense relating to the ground lease of the Property. In addition, during 2003 and 2002, the Partnership incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes resulting from the vacant Properties. During 2002, the Partnership sold three of its vacant Properties and did not incur additional expenses relating to these Properties once they were sold. The Partnership will continue to incur these expenses relating to the Property in Minnetonka, Minnesota until the Partnership is able to resolve the outstanding issues relating to the Property.

         In  addition,  operating  expenses  were  lower  during  the year ended
December 31, 2003 due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease was partially offset by an increase in depreciation expense related to the acquisition of a Property in June 2002.

         As a result of the sale of the On the Border Property in San Antonio, Texas, the Partnership recognized a loss of approximately $25,700, during the year ended December 31, 2002. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. Both Properties were vacant prior to 2002. In March 2003, the Partnership identified for sale its Property in Destin, Florida. The Partnership recognized a net rental loss (property related expenses and provision for write-down of assets in excess of rental revenues) of $223,395 during the year ended December 31, 2002, relating to these Properties. The net rental loss was primarily the result of the Partnership recording a provision for write-down of assets of approximately $322,500 in anticipation of the August 2002 sale of the Property in Raleigh, North Carolina. The tenant of this Property terminated its lease and vacated the Property in 2000. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The Partnership sold the Boston Market Property in San Antonio, Texas in May 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during 2002 relating to the sale of this Property. In June 2003, the Partnership sold the Property in Destin, Florida and recorded a gain on disposal of discontinued operations of approximately $273,900. The Partnership recognized net rental income (rental revenues less property related expenses) of $75,937 during the year ended December 31, 2003, relating to this Property.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $2,119,722 for the year ended December 31, 2002 as compared to $2,301,212 for the same period of 2001. Rental revenues from continuing operations were lower during 2002 partially because the Partnership sold two Properties during 2001. In July 2001, the Partnership reinvested the net sales proceeds from one of the sales in a Property in Denver, Colorado, as tenants-in-common, with CNL Income Fund VIII, Ltd. In January 2002, the Partnership reinvested a portion of the net sales proceeds from the other sale in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd. Rental revenues from continuing operations are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase because the Partnership reinvested the majority of these net sales proceeds in two Properties with affiliates of the General Partners, as tenants-in-common.

         The Partnership used the remaining net sales proceeds along with the net sales proceeds from the 2002 sales of the Properties in San Antonio, Texas to acquire two Properties in Texas, one in San Antonio and the other in Houston. The decrease in rental revenues from continuing operations during 2002 was partially offset by the rental revenues from the two Properties acquired during 2002.

         Rental revenues from continuing operations remained at reduced amounts during 2002 and 2001, because the Partnership stopped recording rental revenues relating to the Property in Stow, Ohio and stopped recording rental revenues relating to the Property in Minnetonka, Minnesota, as described above.

         The Partnership earned $308,632 in income attributable to net income earned by unconsolidated joint ventures during the year ended December 31, 2002, as compared to $197,013 for the same period of 2001. Net income earned by unconsolidated joint ventures was higher during 2002 because in July 2001 and January 2002, the Partnership reinvested the majority of the net sales proceeds from the 2001 sales of the Properties in Henderson, Nevada and Santa Rosa, California, in a Property in Denver, Colorado and a Property in Austin, Texas, respectively, each with an affiliate of the General Partners, as tenants-in-common.

         During the year ended December 31, 2002, the Partnership earned $5,008 in interest and other income, as compared to $18,256 during the same period of 2001. Interest and other income was lower during 2002 because the Partnership reinvested sales proceeds during 2002 that had been held in interest bearing bank accounts in 2001.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,807,203 for the year ended December 31, 2002 as compared to $1,490,681 for the same period of 2001. Operating expenses were higher during 2002 because the Partnership recorded a provision for write-down of assets of approximately $1,052,700 relating to the Property in Stow, Ohio. The provision represented the difference between the net carrying value of the Property and its estimated fair value.

         The increase in operating expenses during 2002 was partially offset by lower Property expenses as a result of fewer vacant Properties. During 2001, the Partnership incurred approximately $85,400 pursuant to a judgment entered against the Partnership in a lawsuit relating to the Property in Minnetonka, Minnesota. The General Partners appealed the judgment but lost and are considering their options. In addition, during 2001, the Partnership incurred property expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to other vacant Properties. Between June 2001 and May 2002, the Partnership sold three of the vacant Properties and did not incur any additional expenses relating to these Properties after the sales occurred. However, the Partnership will continue to incur these expenses relating to the vacant Property in Minnetonka, Minnesota until the outstanding legal issues are resolved.

         During 2002 and 2001, the Partnership incurred certain operating expenses relating to the On the Border Property in San Antonio, as described above. During 2002 and 2001, the Partnership incurred approximately $46,200 and $135,900, respectively, in rent expense relating to the ground lease of the Property. In addition, during 2001, the Partnership recorded a provision for write-down of assets of approximately $321,200 relating to this Property. The provision represented the difference between the net carrying value of the Property and its estimated fair value. In May 2002, the Partnership sold this Property, and recorded an additional loss of approximately $25,700. This Property had been identified for sale as of December 31, 2001.

         The increase in operating expenses during 2002 was also partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expenses.

         During 2001, the Partnership recognized total gains of approximately $429,100 as a result of the sales of three Properties. During 2002, the Partnership recognized a loss of approximately $25,700 relating to the sale of the On the Border Property in San Antonio, Texas. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified for sale two Properties that were classified as Discontinued Operations in the accompanying financial statements. Both Properties were vacant prior to 2002. In addition, in March 2003, the Partnership identified for sale its Property in Destin, Florida. The Partnership recognized a net rental loss (Property related expenses and provision for write-down of assets in excess of rental revenues) of $223,395 and $286,107 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties. The net rental loss during 2002 was primarily the result of the Partnership recording a provision for write-down of assets of approximately $322,500 in anticipation of the August 2002 sale of the Property in Raleigh, North Carolina. The tenant of this Property terminated its lease and vacated the Property in 2000. The net rental loss during 2001 was primarily the result of the Partnership recording a provision for write-down of assets of approximately $387,100 relating to the Boston Market Property in San Antonio, Texas. The tenant of this Property filed for bankruptcy and rejected the lease related to this Property in 2000. The provisions represented the difference between the net carrying value of each Property and its estimated fair value. The Partnership sold the Boston Market Property in San Antonio, Texas in May 2002. Because the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded during 2002 relating to the sale of this Property. In June 2003, the Partnership sold the Property in Destin, Florida, as described above.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS









                                                                   Page

Report of Independent Certified Public Accountants                  19

Financial Statements:

     Balance Sheets                                                 20

     Statements of Income                                           21

     Statements of Partners' Capital                                22

     Statements of Cash Flows                                    23-24

     Notes to Financial Statements                               25-37

               Report of Independent Certified Public Accountants





To the Partners
CNL Income Fund XVIII, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XVIII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/PricewaterhouseCoopers LLP


Orlando, Florida
March 24, 2004

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                 2003                    2002
                                                                          -------------------      ------------------
                            ASSETS

  Real estate properties with operating leases, net                             $  17,105,426           $  17,453,524
  Net investment in direct financing leases                                        2,025,517               2,064,258
  Real estate held for sale                                                               --               1,420,626
  Investment in joint ventures                                                     3,163,278               3,185,337
  Cash and cash equivalents                                                        1,647,730                 429,481
  Receivables, less allowance for doubtful accounts of
       $260,198 and $104,228, respectively                                            18,003                     945
  Accrued rental income                                                              502,127                 456,857
  Other assets                                                                        10,406                  10,504
                                                                          -------------------      ------------------

                                                                               $  24,472,487           $  25,021,532
                                                                          ===================      ==================

               LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                          $     4,941             $     4,178
  Real estate taxes payable                                                           13,600                  12,204
  Distributions payable                                                              700,000                 700,000
  Due to related parties                                                              64,833                  17,762
  Rents paid in advance                                                               43,687                  35,840
  Deferred rental income                                                               4,309                   4,661
                                                                          -------------------      ------------------
           Total liabilities                                                         831,370                 774,645


  Partners' capital                                                               23,641,117              24,246,887
                                                                          -------------------      ------------------

                                                                               $  24,472,487           $  25,021,532
                                                                          ===================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                      2003                2002               2001
                                                                ------------------   ---------------    ---------------

Revenues:
     Rental income from operating leases                             $  1,932,547      $  1,899,302     $    1,902,763
     Earned income from direct financing leases                           183,534           220,420            398,449
     Contingent rental income                                              13,600                --                 --
     Interest and other income                                             18,651             5,008             18,256
                                                                ------------------   ---------------    ---------------
                                                                        2,148,332         2,124,730          2,319,468
                                                                ------------------   ---------------    ---------------
Expenses:
     General operating and administrative                                 174,183           205,786            271,529
     Property related                                                      52,744           171,374            520,560
     Management fees to related party                                      25,335            25,379             24,943
     State and other taxes                                                  8,653             8,477             22,252
     Depreciation and amortization                                        351,312           343,452            330,158
     Provisions for write-down of assets                                       --         1,052,735            321,239
                                                                ------------------   ---------------    ---------------
                                                                          612,227         1,807,203          1,490,681
                                                                ------------------   ---------------    ---------------

Income before gain (loss) on sale of assets
     and equity in earnings of  unconsolidated
     joint ventures                                                     1,536,105           317,527            828,787

Gain (loss) on sale of assets                                                  --           (25,694  )         429,072

Equity in earnings of unconsolidated joint ventures                       308,312           308,632            197,013
                                                                ------------------   ---------------    ---------------

Income from continuing operations                                       1,844,417           600,465          1,454,872
                                                                ------------------   ---------------    ---------------

Discontinued operations
     Income (loss) from discontinued operations                            75,937          (223,395 )         (286,107  )
     Gain on disposal of discontinued operations                          273,876                --                 --
                                                                ------------------   ---------------    ---------------
                                                                          349,813          (223,395  )        (286,107  )
                                                                ------------------   ---------------    ---------------

Net income                                                          $   2,194,230       $   377,070       $  1,168,765
                                                                ==================   ===============    ===============

Income (loss) per limited partner unit
     Continuing operations                                            $      0.53        $     0.17     $         0.42
     Discontinued operations                                                 0.10             (0.06  )           (0.09  )
                                                                ------------------   ---------------    ---------------
                                                                      $      0.63        $     0.11          $    0.33
                                                                ------------------   ---------------    ---------------

Weighted average number of
     limited partner units outstanding                                  3,500,000         3,500,000          3,500,000
                                                                ==================   ===============    =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                               General Partners                                           Limited Partners
                                        ------------------------------------   -----------------------------------------------------
                                                             Accumulated                                              Accumulated
                                        Contributions          Earnings         Contributions      Distributions       Earnings
                                        ----------------   -----------------   -----------------   ---------------   ---------------

Balance, December 31, 2000                  $     1,000         $    (6,319 )     $  35,000,000      $ (9,626,493 )    $  7,122,864

    Distributions to limited partners
       ($0.80 per limited partner unit)              --                  --                  --        (2,800,000 )              --
    Net income                                       --                  --                  --                --         1,168,765
                                        ----------------   -----------------   -----------------   ---------------   ---------------

Balance, December 31, 2001                        1,000              (6,319 )        35,000,000       (12,426,493 )       8,291,629

    Distributions to limited partners
       ($0.80 per limited partner unit)              --                  --                  --        (2,800,000 )              --
    Net income                                       --                  --                  --                --           377,070
                                        ----------------   -----------------   -----------------   ---------------   ---------------

Balance, December 31, 2002                        1,000              (6,319 )        35,000,000       (15,226,493 )       8,668,699

    Distributions to limited partners
       ($0.80 per limited partner unit)              --                  --                  --        (2,800,000 )              --
    Net income                                       --                  --                  --                --         2,194,230
                                        ----------------   -----------------   -----------------   ---------------   ---------------

Balance, December 31, 2003                  $     1,000         $    (6,319 )     $  35,000,000     $ (18,026,493 )   $  10,862,929
                                        ================   =================   =================   ===============   ===============

                See accompanying notes to financial statements.

--------------------
    Syndication
       Costs            Total
   ---------------   -------------

     $ (4,190,000 )   $28,301,052


               --      (2,800,000 )
               --       1,168,765
   ---------------   -------------

       (4,190,000 )    26,669,817


               --      (2,800,000 )
               --         377,070
   ---------------   -------------

       (4,190,000 )    24,246,887


               --      (2,800,000 )
               --       2,194,230
   ---------------   -------------

     $ (4,190,000 )   $23,641,117
   ===============   =============

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                    2003                2002                2001
                                                               ---------------     ----------------    ---------------

Cash Flows from Operating Activities:

Net income                                                       $  2,194,230      $      377,070         $  1,168,765
                                                               ---------------     ----------------    ---------------
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                    353,774              379,016            376,679
      Amortization of investment in direct
         financing leases                                              38,741               29,296             41,450
      Amortization                                                      3,216                3,221              3,220
      Equity in earnings of unconsolidated joint
         ventures net of distributions                                 18,843               46,210              6,425
      Provision for write-down of assets                                   --            1,375,207            708,377
      Loss (gain) on sale of assets                                  (273,876 )             25,694           (429,072 )
      Decrease (increase) in receivables                              (17,058 )              9,699            (11,003 )
      Increase in accrued rental income                               (45,270 )           (104,347 )         (218,691 )
      Decrease in other assets                                             98                6,225              6,983
      Increase (decrease) in accounts payable
         and accrued expenses and real
         estate taxes payable                                           2,159              (88,803 )           61,038
      Decrease in due to related parties                               (6,929 )             (2,511 )          (32,908 )
      Increase in rents paid in advance                                 7,847               24,399              3,967
      Decrease in deferred rental income                                 (352 )               (318 )             (319 )
                                                               ---------------     ----------------    ---------------
             Total adjustments                                         81,193            1,702,988            516,146
                                                               ---------------     ----------------    ---------------

Net cash provided by operating activities                           2,275,423            2,080,058          1,684,911
                                                               ---------------     ----------------    ---------------

Cash Flows from Investing Activities:
      Decrease (increase) in restricted cash                               --            1,663,401         (1,663,401 )
      Additions to real estate properties with
         operating leases                                                  --           (2,090,604 )               --
      Proceeds from sale of assets                                  1,742,826            1,565,681          4,291,443
      Investment in joint ventures                                         --             (215,191 )       (1,766,420 )
                                                               ---------------     ----------------    ---------------
             Net cash provided by investing activities              1,742,826              923,287            861,622
                                                               ---------------     ----------------    ---------------

Cash Flows from Financing Activities:
      Proceeds from loans from corporate general partner              650,000              875,000             75,000
      Repayment of loans from corporate general  partner             (650,000 )           (875,000 )          (75,000 )
      Distributions to limited partners                            (2,800,000 )         (2,800,000 )       (2,800,000 )
                                                               ---------------     ----------------    ---------------
             Net cash used in financing activities                 (2,800,000 )         (2,800,000 )       (2,800,000 )
                                                               ---------------     ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                1,218,249              203,345           (253,467 )

Cash and cash equivalents at beginning of year                        429,481              226,136            479,603
                                                               ---------------     ----------------    ---------------

Cash and cash equivalents at end of year                         $  1,647,730          $   429,481        $   226,136
                                                               ===============     ================    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Year Ended December 31,
                                                                    2003                2002                2001
                                                               ---------------     ----------------    ---------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fee incurred
         and unpaid at the end of year                            $    54,000            $      --          $      --
                                                               ===============     ================    ===============

      Distributions declared and unpaid at December 31            $   700,000          $   700,000        $   700,000
                                                               ===============     ================    ===============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisition of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $367,900, $382,200, and $364,000, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using the operating or the direct financing methods.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued or deferred rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to the fair value.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2003                  2002
                                                             --------------------   ------------------

                 Land                                             $    8,681,837        $   8,681,837
                 Buildings                                            10,360,737           10,360,737
                                                             --------------------   ------------------
                                                                      19,042,574           19,042,574
                 Less accumulated depreciation                        (1,937,148 )         (1,589,050 )
                                                             --------------------   ------------------

                                                                  $   17,105,426        $  17,453,524
                                                             ====================   ==================

         In January 2002, the Partnership reinvested a portion of the sales proceeds from the 2001 sale of the property in Santa Rosa, California in a property in Austin, Texas, with CNL Income Fund X, Ltd., an affiliate of the general partners. The remaining net sales proceeds from the Santa Rosa property were used in January 2002 to acquire a property in Houston, Texas at an approximate cost of $1,194,100. The Partnership acquired these two properties from CNL Funding 2001-A, LP, an affiliate of the general partners.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases - Continued

         In May 2002, the Partnership sold the On the Border property in San Antonio, Texas to a third party and received net sales proceeds of approximately $470,300, resulting in a loss of approximately $25,700. The Partnership has recorded provisions for write-down of assets relating to this property in previous years. As of December 31, 2001, the Partnership had identified this property for sale. In June 2002, the Partnership reinvested the net sales proceeds from this sale, along with the proceeds from the sale of the Boston Market property in San Antonio, Texas, in another property in San Antonio, Texas, at an approximate cost of $896,500. The Partnership acquired this property from CNL Funding 2001-A, LP.

         During the year ended December 31, 2002, the Partnership recorded a provision for write-down of assets of approximately $428,200 relating to the property in Stow, Ohio. The provision represented the difference between the net carrying value of the property and its estimated fair value.

         The following is a schedule of the future minimum lease payments to be received on the noncancellable operating leases at December 31, 2003:

                   2004                               $     1,937,147
                   2005                                     1,937,147
                   2006                                     1,937,147
                   2007                                     1,983,520
                   2008                                     2,034,538
                   Thereafter                              13,943,364
                                                      ----------------

                                                         $ 23,772,863
                                                      ================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                             2003                  2002
                                                                       -----------------     -----------------

                   Minimum lease payments
                        receivable                                         $  3,838,016          $  4,152,883
                   Estimated residual values                                  1,054,369             1,054,369
                   Less unearned income                                      (2,866,868 )          (3,142,994 )
                                                                       -----------------     -----------------

                   Net investment in direct
                        financing leases                                   $  2,025,517          $  2,064,258
                                                                       =================     =================

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases - Continued

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                      2004                                 $   314,868
                      2005                                     314,868
                      2006                                     314,868
                      2007                                     321,472
                      2008                                     330,717
                      Thereafter                             2,241,223
                                                       ----------------

                                                          $  3,838,016
                                                       ================

4.       Investment in Joint Ventures

         The Partnership has a 39.93%, a 57.2%, and a 19.78% interest in the profits and losses of Columbus Joint Venture, CNL Portsmouth Joint Venture, and TGIF Pittsburgh Joint Venture, respectively. In addition, the Partnership has an 80.7% interest in a property in Denver, Colorado, as tenants-in-common. The remaining interests in these joint ventures and the property held as tenants in common are held by affiliates of the Partnership which have the same general partners.

         In January 2002, the Partnership reinvested a portion of the net sales proceeds from the 2001 sale of the property in Santa Rosa, California, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund X, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP. The Partnership and CNL Income Fund X, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest in the property. The Partnership contributed approximately $205,700 for an 18.35% interest in this property.

         As of December 31, 2003, Columbus Joint Venture, CNL Portsmouth Joint Venture, and TGIF Pittsburgh Joint Venture each owned one property. In addition, as of December 31, 2003, the Partnership had entered into two separate tenancy-in-common arrangements, in each case with an affiliate of the general partners, each of which owned one property. The following presents the combined, condensed financial information for these joint ventures and tenancy in common arrangements at:

                                                                  December 31,                    December 31,
                                                                      2003                            2002
                                                                 ---------------                 ----------------

        Real    estate    properties    with
            operating leases, net                                  $  6,595,118                    $   6,729,458
        Net investment in direct financing
            lease                                                       303,930                          308,883
        Cash                                                             25,780                            5,795
        Accrued rental income                                           298,005                          212,472
        Other assets                                                         --                              122
        Liabilities                                                      30,627                           11,583
        Partners' Capital                                             7,192,206                        7,245,147

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

                                                         Year Ended December 31,
                                                 2003            2002             2001
                                            --------------- --------------- -----------------

          Revenues                              $  829,433      $  827,363        $  580,528
          Expenses                                (138,791 )      (138,076 )         (95,310 )
                                            --------------- --------------- -----------------

          Net Income                            $  690,642      $  689,287        $  485,218
                                            =============== =============== =================

         The Partnership recognized income of $308,312, $308,632, and $197,013 during the years ended December 31, 2003, 2002 and 2001, respectively, from these joint ventures and tenancy in common arrangements.

5.       Receivables

         During the year ended December 31, 2003, the Partnership accepted a promissory note from the former tenant of the property in Stow, Ohio, in the amount of $224,623 representing real estate taxes to be reimbursed to the Partnership and past due rental and other amounts, which had been included in receivables for financial statement purposes and for which the Partnership had established an allowance for doubtful accounts in previous years. Interest only payments are due in quarterly installments at a rate of seven percent per annum for the first 12 months and at a rate of ten percent per annum for the next 12 months, at which time, all accrued and unpaid interest and principal amounts are due. Due to the uncertainty of collection of the note, the Partnership established an allowance for doubtful accounts. As of December 31, 2003, the balance in the allowance for doubtful accounts relating to this promissory note was $218,520, including accrued interest of $1,398, which is equal to the total balance.

6.       Allocations and Distributions

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partner in succeeding years. Accordingly, the general partners were not allocated any net income during the years ended December 31, 2003, 2002, and 2001.

         During each of the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $2,800,000. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001

7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2003             2002              2001
                                                               --------------   --------------   ---------------

             Net income for financial reporting purposes        $  2,194,230       $  377,070       $ 1,168,765

             Effect of timing differences relating to
                depreciation                                          44,244           39,094            (2,398 )

             Effect of timing differences relating to
                amortization                                          (2,748 )         (2,744 )          (5,249 )

             Effect of timing differences relating to equity
                in earnings of unconsolidated  joint venture         (12,152 )        (28,678 )         (20,397 )

             Provision for write-down of assets                           --        1,375,207           708,377

             Direct financing leases recorded as operating
                leases for tax reporting purposes                     38,741           29,295            41,450

             Effect of timing differences relating to
                provision for doubtful accounts                      155,970           29,027           (48,792 )

             Effect of timing differences relating to
                gains/losses on sales of real estate
                properties                                           (36,309 )     (1,373,802 )        (742,359 )

             Accrued rental income                                   (37,914 )        (96,988 )        (169,007 )

             Legal settlement charge on appeal                            --          (85,410 )          85,410

             Deferred rental income                                   (7,708 )         (7,677 )         (50,166 )

             Rents paid in advance                                     7,847           24,399             3,967

             Other                                                      (316 )             --               165
                                                               --------------   --------------   ---------------

             Net income for federal income tax purposes         $  2,343,885       $  278,793        $  969,766
                                                               ==============   ==============   ===============

8.       Discontinued Operations

         During 2002, the Partnership identified and sold the Boston Market properties in San Antonio, Texas and Raleigh, North Carolina and received net sales proceeds of approximately $1,095,400. No gain or loss was recorded on the sales because the Partnership had recorded a provision for write-down of assets of approximately $322,500 during prior quarters of 2002 for the property in Raleigh, North Carolina. The Partnership had also recorded provisions for write-down of assets in previous years, including approximately $387,100 during the year ended December 31, 2001, relating to the property in San Antonio, Texas. In addition, during 2003, the Partnership identified and sold its property in Destin, Florida and received net sales proceeds of approximately $1,742,800, resulting in a gain on disposal of discontinued operations of approximately $273,900. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Discontinued Operations - Continued

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                    Year Ended December 31,
                                                              2003            2002            2001
                                                         ---------------  -------------  ---------------

               Rental revenues                               $   82,119     $  164,302       $  164,802
               Expenses                                          (6,182 )      (65,225 )        (63,771 )
               Provision for write-down of assets                    --       (322,472 )       (387,138 )
                                                         ---------------  -------------  ---------------
               Income (loss) from discontinued
                   operations                                $   75,937     $ (223,395 )    $  (286,107 )
                                                         ===============  =============  ===============

9.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. For the years ended December 31, 2003, 2002, and 2001, the Partnership incurred $25,335, $25,379, and $24,943, respectively, for such management fees.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return, plus their invested capital contributions. During the year ended December 31, 2003, the Partnership incurred a deferred, subordinated real estate disposition fee of $54,000 as a result of the Partnership's sale of the property in Destin, Florida.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's affiliates provided various accounting and administrative services to the Partnership, including services related to accounting; financial, tax and regulatory compliance and reporting; lease and loan compliance; limited partners distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with selling units of limited partnership interest). For the years ended December 31, 2003, 2002, and 2001, the Partnership incurred $105,377, $142,170, and $207,702, respectively, for such services.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Related Party Transactions - Continued

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

         The amounts due to related parties at December 31, 2003 and 2002 totaled $64,833 and $17,762, respectively.

10.      Concentration of Credit Risk

         The following schedule presents total rental revenues (including the Partnership's share of total rental revenues from joint ventures and properties held with affiliates as tenants-in common) from individual lessees, each representing more than ten percent of total rental revenues for each of the years ended December 31:

                                                             2003                2002                2001
                                                        ----------------    ----------------    ---------------

               Golden Corral Corporation                    $   587,773          $  657,612          $ 657,612
               Metromedia Restaurant
                    Group  (S&A Properties
                    Corporation and Steak
                    and Ale of Colorado,
                    Inc.)                                       450,924             450,090            332,616
               Jack in the Box Inc.                             384,779             385,436            492,127
               Carrols Corp. and Texas Taco
                    Cabana, LP (under common
                    control of Carrols Corp.)                   325,990                 N/A                N/A
               Chevy's, Inc.                                    261,885             268,786                N/A
               IHOP Properties, Inc.                                N/A                 N/A            280,171

         In addition, the following schedule presents total rental revenues (including the Partnership's share of total rental revenues from joint ventures and properties held with affiliates as tenants-in-common) from individual restaurant chains, each representing more than ten percent of total rental revenues for each of the years ended December 31:

                                                            2003                2002                 2001
                                                       ----------------    ----------------     ---------------

              Golden Corral Buffet and Grill                $  587,773          $  657,612           $ 657,612
              Bennigan's                                       450,924             450,090             332,616
              Jack in the Box                                  384,779             385,436             492,127
              Chevy's                                          261,885             268,786                 N/A
              IHOP                                                 N/A                 N/A             280,171

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Concentration of Credit Risk - Continued

         In October 2003, Chevy's, Inc., a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. Chevy's, Inc. leases one property from the Partnership. As of March 12, 2004, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than ten percent of the Partnership's total rental revenues.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the operating results of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.

                    2003 Quarter               First          Second          Third         Fourth           Year
          --------------------------------- ------------   --------------  ------------  -------------   -------------

          Continuing Operations (1):
               Revenues                       $ 527,398       $  528,604     $ 540,939      $ 551,391      $2,148,332
               Equity in earnings of
                  unconsolidated joint
                  ventures                       77,726           77,586        75,560         77,440         308,312
               Income from
                 continuing operations          434,004          462,391       467,912        480,110       1,844,417

          Discontinued Operations (1):
               Revenues                          41,075           41,044            --             --          82,119
               Income from and gain on
                 disposal of discontinued
                 operations                      35,237          314,576            --             --         349,813

          Net income                            469,241          776,967       467,912        480,110       2,194,230

          Income per limited partner unit:

          Continuing operations                $   0.12        $    0.13      $   0.13       $   0.15        $   0.53
          Discontinued operations                  0.01             0.09            --             --            0.10
                                            ------------   --------------  ------------  -------------   -------------
                                               $   0.13        $    0.22      $   0.13       $   0.15        $   0.63
                                            ============   ==============  ============  =============   =============

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


11.      Selected Quarterly Financial Data - Continued

                    2002 Quarter               First          Second          Third         Fourth           Year
          --------------------------------- ------------   --------------  ------------  -------------   -------------

          Continuing Operations (1):
               Revenues                       $ 548,278       $  517,584     $ 546,635      $ 512,233      $2,124,730
               Equity in earnings of
                  unconsolidated joint
                  ventures                       77,766           78,055        77,652         75,159         308,632
               Income (loss) from
                 continuing operations (2)      399,977          401,081       465,849       (666,442 )       600,465

          Discontinued Operations (1):
               Revenues                          41,075           41,075        41,076         41,076         164,302
               Income (loss) from
                 discontinued operations         25,480         (305,518 )      25,214         31,429        (223,395 )

          Net income (loss)                     425,457           95,563       491,063       (635,013 )       377,070

          Income (loss) per limited partner
             unit:

          Continuing operations                $   0.11        $    0.12      $   0.13      $   (0.19 )      $   0.17
          Discontinued operations                  0.01            (0.09 )        0.01           0.01           (0.06 )
                                            ------------   --------------  ------------  -------------   -------------
                                               $   0.12        $    0.03      $   0.14      $   (0.18 )      $   0.11
                                            ============   ==============  ============  =============   =============


(1) Certain items in the quarterly financial data have been reclassified to conform to the 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

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

12.      Subsequent Event

         In February  2004,  American  Hospitality  Concepts,  Inc.,  the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10. Director and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled in the event they purchase Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Reimbursement  to affiliates for       Operating  expenses are reimbursed at       Accounting   and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $105,377
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual    management    fee   to       One  percent  of  the  sum  of  gross       $25,335
affiliates                             revenues   (excluding  noncash  lease
                                       accounting adjustments) from Properties
                                       wholly owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of the
                                       affiliates. All or any portion of the
                                       management fee not taken as to any fiscal
                                       year shall be deferred without interest
                                       and may be taken in such other fiscal
                                       year as the affiliates shall determine.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $54,000
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to the affiliates                      of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if the Affiliates provides a
                                       substantial amount of services in
                                       connection with the sale of a Property or
                                       Properties and shall be subordinated to
                                       certain minimum returns to the limited
                                       partners.

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



Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:


                                            2003                   2002
                                     -------------------    -------------------

Audit Fees (1)                             $     14,012           $     12,200
Tax Fees (2)                                      3,621                  6,139
                                     -------------------    -------------------

     Total                                 $     17,633           $     18,339
                                     ===================    ===================



(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 2003 and 2002

            Statements of Income for the years ended December 31, 2003, 2002, and 2001

            Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

            Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

            Notes to Financial Statements

    2.  Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

            Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

            Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.



**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2004.

                                             CNL INCOME FUND XVIII, LTD.

                                             By: CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 -----------------------------
                                                 ROBERT A. BOURNE, President


                                             By: ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 -----------------------------
                                                 ROBERT A. BOURNE


                                             By: JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 -----------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 22, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                         (Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 22, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

                                                             Additions                          Deductions
                                                  ---------------------------------    ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

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

  2003        Allowance for
                  doubtful
                  accounts (a)        $ 104,228         $     --        $  187,036 (b)      $    -- (c)     $ 31,066     $ 260,198
                                  ==============  ===============  ================    =============     ============  ============


(a) Deducted from receivables on the balance sheet.

(b) Reduction of rental and other income.

(c) Amounts written off as uncollectible.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                                      Costs Capitalized
                                                                        Subsequent To           Net Amount at Which
                                                   Initial Cost          Acquisition         Carried at Close of Period (c)
                                            -----------------------  --------------------- ---------------------------------------
                              Encum-                  Buildings and  Improve-    Carrying                 Buildings and
                             brances          Land     Improvements   ments      Costs      Land        Improvements     Total
                            -----------     ---------  ------------  ----------- --------  ----------   ------------  ------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Arby's Restaurant:
       Lexington, North Carolina-           $210,977             -     $426,982         -      $210,977       $426,982      $637,959

     Bennigan's Restaurant:
       Sunrise, Florida         -          1,147,704       925,086            -         -     1,147,704        925,086     2,072,790

     Boston Market Restaurants:
       Minnetonka, Minnesota (i)-            574,766             -       25,792 (h)     -       403,092              -       403,092

     Burger King Restaurant:
       Kinston, North Carolina  -            262,498       663,421            -         -       262,498        663,421       925,919

     Chevy's Fresh Mex Restaurant:
       Mesa, Arizona            -          1,029,236     1,598,376            -         -     1,029,236      1,598,376     2,627,612

     Golden Corral Buffet
       and Grill Restaurants:
           Houston, Texas       -            889,003             -      844,282         -       889,003        844,282     1,733,285
           Galveston, Texas     -            687,946             -      836,386         -       687,946        836,386     1,524,332
           Elizabethtown, Kentuc-y           488,945             -    1,045,207         -       488,945      1,045,207     1,534,152

     Ground Round Restaurant:
       Rochester, New York      -            525,891       582,882            -         -       525,891        582,882     1,108,773

     Jack in the Box Restaurants:
       Centerville, Texas       -            261,913             -      543,079         -       261,913        543,079       804,992
       Echo Park, California    -            674,648             -      659,359         -       674,648        659,359     1,334,007
       Houston, Texas           -            778,707             -      589,840         -       778,707        589,840     1,368,547

     NI's Interational Buffet
       Restaurant:
           Stow, Ohio (l)       -            489,799             -            -         -       222,131             (g)      222,131

     Taco Cabana Restaurants:
       Houston, Texas (n)       -            524,910       669,154            -         -       524,910       $669,154     1,194,064
       San Antonio, Texas (n)   -            352,699       543,841            -         -       352,699       $543,841       896,540

     Wendy's Restaurant:
       Sparta, Tennessee        -            221,537             -      432,842         -       221,537        432,842       654,379
                                        -------------  ------------  -----------  --------  ------------   ------------  -----------

                                          $9,121,179    $4,982,760   $5,403,769         -    $8,681,837    $10,360,737   $19,042,574
                                        =============  ============  ===========  ========  ============   ============  ===========

Properties the Partnership
    Invested in Under
    Direct Financing Leases:

     IHOP Restaurants:
         Bridgeview, Illinois   -            354,227     1,151,199            -         -            (f)            (f)          (f)

     NI's Interational Buffet
       Restaurant:
             Stow, Ohio (l)     -                  -     1,280,985            -         -            (f)            (f)          (f)
                                         -----------    ----------   -----------  --------  ------------

                                            $354,227    $2,432,184            -         -             -
                                        =============  ============  ===========  ========  ============

                                   Life on Which
                                   Depreciation in
                 Date               Latest Income
  Accumulated  of Con-   Date       Statement is
Depreciation struction  Acquired     Computed
-----------  -------    --------    -------------





      $28,282    1997     07/97          (m)


      170,870    1982     06/98          (b)


            -    1997     04/97          (k)


      155,000    1994     12/96          (b)


      319,783    1994     12/97          (b)



      189,942    1997     12/96          (b)
      184,509    1997     01/97          (b)
      215,850    1997     05/97          (b)


      120,418    1981     10/97          (b)


      121,265    1997     01/97          (b)
      143,094    1997     01/97          (b)
      123,304    1997     05/97          (b)



            -    1997     04/97          (d)


       44,613    1990     1/02           (b)
       28,708    1994     6/02           (b)


       91,510    1997     04/97          (b)
-  -------------

   $1,937,148
=  ===========






)          (e)   1972     07/97          (e)



)          (d)   1997     04/97          (d)

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 2000                                 $ 20,199,653        $  1,092,859
                 Provision for write-down of assets (j)                         (321,239 )                --
                 Disposition                                                  (2,551,561 )          (132,780 )
                 Depreciation expense                                                 --             326,938
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   17,326,853           1,287,017
                 Acquisitions (n)                                              2,090,604                  --
                 Reclassified from net investment in direct
                   financing lease (m)                                           426,982                  --
                 Provision for write-down of assets (l)                         (267,668 )                --
                 Disposition                                                    (534,197 )           (38,198 )
                 Depreciation expense                                                 --             340,231
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                   19,042,574           1,589,050
                 Depreciation expense                                                 --             348,098
                                                                         ----------------   -----------------

                 Balance, December 31, 2003                                 $ 19,042,574        $  1,937,148
                                                                         ================   =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $20,136,177 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2003


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

(i) For financial reporting purposes, the undepreciated cost of the Property in Minnetonka, Minnesota, was written-down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $197,400 at December 31, 1998. The tenant of this Property declared bankruptcy and rejected the lease relating to this Property. The impairment represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried, including the provision for write-down of assets.

(j) For financial reporting purposes, the undepreciated cost of the Property in San Antonio, Texas, was written down to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets of approximately $299,800 at December 31, 2000. The tenant of this Property vacated the Property and ceased restaurant operations, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 27 years. During 2001, the Partnership recognized an additional provision for write-down of assets of approximately $321,200. The total impairment represented the difference between the Property's net carrying value and its estimated fair value. The Property was sold in during 2002.

(k) The tenant of this Property filed for bankruptcy and rejected the lease relating to this Property prior to the building being constructed, therefore, depreciation is not applicable.

(l) For financial reporting purposes, the undepreciated cost of the Property in Stow, Ohio, was written-down to its estimated value due to an impairment in value. The Partnership recognized the impairment by recording  a  provision  for  write-down  of  assets  of  approximately
         $892,200 at December 31, 2002. The impairment represented the difference between the Property's net carrying value and its estimated fair value. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2003, including the provision for write-down of assets.

(m) Effective May 2002, the lease for the Property in Lexington, North Carolina was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at the net book value and depreciated over its remaining estimated life of approximately 25 years.

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



**previously filed

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2