Form 10-Q
period 2004-03-31
CNL INCOME FUND XVIII LTD
filed 2004-05-14
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2004
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3295394
---------------------------------------        --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


   450 South Orange Avenue
      Orlando, Florida                                   32801
-----------------------------------------     ----------------------------------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS





Part I                                                                    Page
                                                                          ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-8

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                              8

   Item 4.    Controls and Procedures                                      8

Part II

   Other Information                                                       9-10

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,             December 31,
                                                                             2004                    2003
                                                                       ------------------      ------------------
                              ASSETS

   Real estate properties with operating leases, net                       $  17,272,448           $  17,359,472
   Net investment in direct financing leases                                   2,317,771               2,329,447
   Investment in joint ventures                                                2,788,847               2,794,538
   Cash and cash equivalents                                                   1,460,180               1,649,020
   Receivables, less allowance for doubtful
       accounts of $329,379 and $260,198, respectively                            14,285                  18,003
   Accrued rental income                                                         558,072                 547,405
   Other assets                                                                   39,024                  33,355
                                                                       ------------------      ------------------

                                                                           $  24,450,627           $  24,731,240
                                                                       ==================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                    $     30,699             $     4,955
   Real estate taxes payable                                                       9,620                  13,600
   Distributions payable                                                         700,000                 700,000
   Due to related parties                                                         76,262                  64,833
   Rents paid in advance                                                          43,687                  43,687
   Deferred rental income                                                          4,229                   4,309
                                                                       ------------------      ------------------
       Total liabilities                                                         864,497                 831,384

   Minority interest                                                             258,953                 258,739

   Partners' capital                                                          23,327,177              23,641,117
                                                                       ------------------      ------------------

                                                                           $  24,450,627           $  24,731,240
                                                                       ==================      ==================




           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  470,366         $  489,447
        Earned income from direct financing leases                                    57,483             47,811
        Interest and other income                                                         --              5,892
                                                                               --------------    ---------------
                                                                                     527,849            543,150
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          67,887             56,205
        Property related                                                              13,023             13,999
        Management fees to related party                                               6,279              5,708
        State and other taxes                                                         28,539              7,425
        Depreciation and amortization                                                 87,828             87,828
                                                                               --------------    ---------------
                                                                                     203,556            171,165
                                                                               --------------    ---------------

    Income before minority interest and equity in earnings of
        unconsolidated joint ventures                                                324,293            371,985

    Minority interest                                                                 (6,653)            (6,723)

    Equity in earnings of unconsolidated joint ventures                               68,420             68,742
                                                                               --------------    ---------------

    Income from continuing operations                                                386,060            434,004

    Discontinued operations:
        Income from discontinued operations                                               --             35,237
                                                                               --------------    ---------------

    Net income                                                                    $  386,060         $  469,241
                                                                               ==============    ===============

    Income per limited partner unit:
        Continuing operations                                                      $    0.11          $    0.12
        Discontinued operations                                                           --               0.01
                                                                               --------------    ---------------

                                                                                   $    0.11          $    0.13
                                                                               ==============    ===============

    Weighted average number of limited partner
        units outstanding                                                          3,500,000          3,500,000
                                                                               ==============    ===============



           See accompanying notes to condensed financial statements.



                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Quarter Ended            Year Ended
                                                                            March 31,             December 31,
                                                                               2004                   2003
                                                                        -------------------    -------------------

General partners:
    Beginning balance                                                         $     (5,319)            $   (5,319)
    Net income                                                                          --                     --
                                                                        -------------------    -------------------
                                                                                    (5,319)                (5,319)
                                                                        -------------------    -------------------

Limited partners:
    Beginning balance                                                           23,646,436             24,252,206
    Net income                                                                     386,060              2,194,230
    Distributions ($0.20 and $0.80 per
       limited partner unit, respectively)                                        (700,000)            (2,800,000)
                                                                        -------------------    -------------------
                                                                                23,332,496             23,646,436
                                                                        -------------------    -------------------

Total partners' capital                                                     $   23,327,177         $   23,641,117
                                                                        ===================    ===================



           See accompanying notes to condensed financial statements.


                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                  2004              2003
                                                                             ---------------    --------------


   Net cash provided by operating activities                                     $  517,599        $  592,876
                                                                             ---------------    --------------

   Cash flows from financing activities:
       Proceeds from loan from corporate general partner                                 --           200,000
       Repayment of loan from corporate general partner                                  --          (200,000)
       Distributions to limited partners                                           (700,000)         (700,000)
       Distribution to holder of minority interest                                   (6,439)           (6,240)
                                                                             ---------------    --------------
          Net cash used in financing activities                                    (706,439)         (706,240)
                                                                             ---------------    --------------

   Net decrease in cash and cash equivalents                                       (188,840)         (113,364)

   Cash and cash equivalents at beginning of quarter                              1,649,020           430,753
                                                                             ---------------    --------------

   Cash and cash equivalents at end of quarter                                  $ 1,460,180        $  317,389
                                                                             ===============    ==============

   Supplemental schedule of non-cash financing activities:

          Distributions declared and unpaid at end of quarter                    $  700,000        $  700,000
                                                                             ===============    ==============




           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 57.2% interest in Portsmouth Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CNL Income Fund XVIII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 18 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

          Net cash provided by operating activities was $517,599 and $592,876 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the quarter ended March 31, 2004, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

          At March 31, 2004, the Partnership had $1,460,180 in cash and cash equivalents, as compared to $1,649,020 at December 31, 2003. At March 31, 2004, these funds were held in demand deposits account at a commercial bank. The funds remaining at March 31, 2004, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

          The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2004, a portion of the sales proceeds from a 2003 sale, and for the quarter ended March 31, 2003, a loan from the corporate general partner, the Partnership declared distributions to limited partners of $700,000 for each of the quarters ended March 31, 2004 and 2003. This represents distributions of $0.20 per unit for each of the quarters ended March 31, 2004 and 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis. If the general partners do not elect to make additional capital contributions or loans to the Partnership, the Partnership may consider lowering the distribution rate.

          Total liabilities, including distributions payable, were $864,497 at March 31, 2004, as compared to $831,384 at December 31, 2003. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

          The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

          Rental revenues from continuing operations were $527,849 during the quarter ended March 31, 2004, as compared to $537,258 during the same period of 2003. The decrease in rental revenues from continuing operations was partially a result of the fact that in February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. As a result, the Partnership stopped recording rental revenues relating to the one lease Ground Round, Inc. has with the Partnership. In April 2004, the tenant rejected the lease. The lost revenues will have an adverse effect on the results of operations if the Partnership is not able to re-lease the Property in a timely manner.

          In March 2004, the Partnership entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The Partnership anticipates that deferring a portion of monthly rent through December 2004 on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

          The decrease was partially offset by the fact that subsequent to March 2003, the Partnership began receiving partial payments of past due rents relating to the Property in Stow, Ohio. The Partnership stopped recording rental revenues relating to this Property when the tenant experienced financial difficulties during 2002. In September 2003, the lease for this Property was amended to provide a rent deferral for two years equal to 50% of monthly rent. Interest only payments on the deferred amounts are due in quarterly installments with all accrued and unpaid interest and principal amounts due in September 2005. All other lease terms remained unchanged. As of May 3, 2004, the Partnership has continued to receive the reduced rental payments relating to the Property.

          During the quarters ended March 31, 2004 and 2003, the Partnership did not record rental revenues relating to the Property in Minnetonka, Minnesota because the tenant rejected the lease in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues will continue to have an adverse effect on the cash from operations and results of operations until the Partnership is able to resolve the outstanding issues.

          In October 2003, Chevy's, Inc., the tenant of the Property in Mesa, Arizona filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. As of May 3, 2004, the Partnership has received the majority of the rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the results of operations if the Partnership is not able to re-lease the Property in a timely manner.

          The Partnership earned $68,420 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $68,742 during the same period of 2003. These amounts remained constant, because there were no changes in the leased Property portfolio owned by the joint ventures and the tenancies in common.

          The Partnership earned $5,892 in interest and other income during the quarter ended March 31, 2003. No such amounts were earned during the quarter ended March 31, 2004. Interest and other income during 2003 included $5,000 relating to a right-of-way taking for a parcel of land on the San Antonio, Texas Property.

          Operating expenses, including depreciation and amortization expense, were $203,556 during the quarter ended March 31, 2004, as compared to $171,165 during the same period of 2003. Operating expenses were higher during the quarter ended March 31, 2004 due to an increase in state tax expense relating to several states in which the Partnership conducts business and due the Partnership incurring additional general operating and administrative expenses, including legal fees.

          During the quarters ended March 31, 2004 and 2003, the Partnership incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Minnetonka, Minnesota. The Partnership will continue to incur these expenses until the Partnership is able to resolve the outstanding issues.

          The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $35,237 relating to the Property in Destin, Florida during the quarter ended March 31, 2003. The Partnership sold this Property in June 2003.

          The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


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

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                  **previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2004.


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