Form 10-Q
period 2004-06-30
CNL INCOME FUND XVIII LTD
filed 2004-08-12
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3295394
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ___ No X

                                    CONTENTS



Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-10

   Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                              10

   Item 4.    Controls and Procedures                                      10

Part II

   Other Information                                                       11-12

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               June 30,            December 31,
                                                                 2004                  2003
                                                          ------------------    ------------------
                              ASSETS

   Real estate properties with operating leases, net      $      16,963,294     $      17,137,342
   Net investment in direct financing leases                      1,791,540             1,801,248
   Real estate held for sale                                        741,108               750,329
   Investment in joint ventures                                   2,782,960             2,794,538
   Cash and cash equivalents                                      1,240,858             1,649,020
   Receivables, less allowance for doubtful
       accounts of $330,190 and $260,198, respectively               37,040                18,003
   Accrued rental income                                            567,764               547,405
   Other assets                                                      46,483                33,355
                                                          ------------------    ------------------

                                                          $      24,171,047     $      24,731,240
                                                          ==================    ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                  $          20,178     $           4,955
   Real estate taxes payable                                         12,812                13,600
   Distributions payable                                            700,000               700,000
   Due to related parties                                            72,776                64,833
   Rents paid in advance                                             43,687                43,687
   Deferred rental income                                             4,149                 4,309
                                                          ------------------    ------------------
       Total liabilities                                            853,602               831,384

   Minority interest                                                258,760               258,739

   Commitment (Note 4)

   Partners' capital                                             23,058,685            23,641,117
                                                          ------------------    ------------------

                                                          $      24,171,047     $      24,731,240
                                                          ==================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Six Months Ended
                                                                June 30,                         June 30,
                                                         2004             2003             2004             2003
                                                    --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases             $     483,745    $     488,582    $     948,256    $     976,326
    Earned income from direct financing leases             44,018           44,483           88,156           89,075
    Interest and other income                               1,052              978            1,052            6,870
                                                    --------------   --------------   --------------   --------------
                                                          528,815          534,043        1,037,464        1,072,271
                                                    --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                   69,074           38,450          132,174           94,655
    Property related                                       20,122            9,543           35,514           19,488
    Management fees to related party                        5,849            7,136           12,128           12,844
    State and other taxes                                      72               --           28,611            7,425
    Depreciation and amortization                          87,830           87,830          175,658          175,658
                                                    --------------   --------------   --------------   --------------
                                                          182,947          142,959          384,085          310,070
                                                    --------------   --------------   --------------   --------------

Income before minority interest and equity in
    earnings of unconsolidated joint ventures             345,868          391,084          653,379          762,201

Minority interest                                          (6,669)          (6,711)         (13,322)         (13,434)

Equity in earnings of unconsolidated joint
    ventures                                               68,565           68,616          136,985          137,358
                                                    --------------   --------------   --------------   --------------

Income from continuing operations                         407,764          452,989          777,042          886,125
                                                    --------------   --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                    23,744           50,102           40,526           86,207
    Gain on disposal of discontinued operations                --          273,876               --          273,876
                                                    --------------   --------------   --------------   --------------
                                                           23,744          323,978           40,526          360,083
                                                    --------------   --------------   --------------   --------------

Net income                                          $     431,508    $     776,967    $     817,568    $   1,246,208
                                                    ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                           $        0.12    $        0.13    $        0.22    $        0.25
    Discontinued operations                                    --             0.09             0.01             0.11
                                                    --------------   --------------   --------------   --------------
                                                    $        0.12    $        0.22    $        0.23    $        0.36
                                                    ==============   ==============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                   3,500,000        3,500,000        3,500,000        3,500,000
                                                    ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                  Six Months Ended         Year Ended
                                                      June 30,            December 31,
                                                        2004                  2003
                                                 ------------------    ------------------

General partners:
    Beginning balance                            $          (5,319)    $          (5,319)
    Net income                                                  --                    --
                                                 ------------------    ------------------
                                                            (5,319)               (5,319)
                                                 ------------------    ------------------

Limited partners:
    Beginning balance                                   23,646,436            24,252,206
    Net income                                             817,568             2,194,230
    Distributions ($0.40 and $0.80 per
       limited partner unit, respectively)              (1,400,000)           (2,800,000)
                                                 ------------------    ------------------
                                                        23,064,004            23,646,436
                                                 ------------------    ------------------

Total partners' capital                          $      23,058,685     $      23,641,117
                                                 ==================    ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2004              2003
                                                                             --------------    --------------


   Net cash provided by operating activities                                 $   1,005,139     $   1,177,390
                                                                             --------------    --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                                     --         1,742,826
                                                                             --------------    --------------
           Net cash provided by investing activities                                    --         1,742,826
                                                                             --------------    --------------

   Cash flows from financing activities:
       Proceeds from loans from corporate general partner                               --           650,000
       Repayment of loans from corporate general partner                                --          (650,000)
       Distributions to limited partners                                        (1,400,000)       (1,400,000)
       Distributions to holder of minority interest                                (13,301)          (12,464)
                                                                             --------------    --------------
           Net cash used in financing activities                                (1,413,301)       (1,412,464)
                                                                             --------------    --------------

   Net increase (decrease) in cash and cash equivalents                           (408,162)        1,507,752

   Cash and cash equivalents at beginning of period                              1,649,020           430,753
                                                                             --------------    --------------

   Cash and cash equivalents at end of period                                $   1,240,858     $   1,938,505
                                                                             ==============    ==============

   Supplemental schedule of non-cash investing and financing activities:

       Deferred real estate disposition fee incurred and
           unpaid at end of period                                           $          --     $      54,000
                                                                             ==============    ==============

       Distributions declared and unpaid at end of period                    $     700,000     $     700,000
                                                                             ==============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         In May 2004, the Partnership entered into an agreement to sell its property in Stow, Ohio to a third party and reclassified the asset to real estate held for sale. Because the current carrying amount of this asset is less than the anticipated sales proceeds, no provision for write-down of assets was recorded in 2004. The Partnership has recorded provisions for write-down of assets in previous years relating to this property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for this property, along with the property in Destin, Florida that was sold in June 2003.

                                                 Quarter Ended June 30,          Six Months Ended June 30,
                                                 2004             2003             2004             2003
                                            --------------   --------------   --------------   --------------

              Rental revenues               $      23,744    $      51,324    $      42,944    $      97,321
              Expenses                                 --           (1,222)          (2,418)         (11,114)
                                            --------------   --------------   --------------   --------------
              Income from discontinued
                  operations                $      23,744    $      50,102    $      40,526    $      86,207
                                            ==============   ==============   ==============   ==============

4.       Commitment

         In May 2004, the Partnership entered into an agreement with a third party to sell the property in Stow, Ohio.

5.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $30.46 million, consisting of approximately $25.47 million in cash and approximately $4.99 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $33,000 consisting of approximately $28,000 in cash and approximately $5,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2004, we owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,005,139 and $1,177,390 for the six months ended June 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         At June 30, 2004, we had $1,240,858 in cash and cash equivalents, as compared to $1,649,020 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that generally the leases will generate net cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions and loans if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, a portion of the sales proceeds from a 2003 sale, and for the six months ended June 30, 2003, loans from the corporate general partner, we declared distributions to limited partners of $1,400,000 for each of the six months ended June 30, 2004 and 2003, ($700,000 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2004 and 2003, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis. If the general partners do not elect to make additional capital contributions or loans to us, we may consider lowering the distribution rate.

         Total liabilities, including distributions payable, were $853,602 at June 30, 2004, as compared to $831,384 at December 31, 2003. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In May 2004, we entered into an agreement with a third party to sell the Property in Stow, Ohio. As of August 9, 2004, the sale had not occurred.


Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,036,412 during the six months ended June 30, 2004, as compared to $1,065,401 during the same period of 2003, $527,763 and $533,065 of which were earned during the second quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations during the quarter and six months ended June 30, 2004, was partially a result of the fact that in February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. As a result, we stopped recording rental revenues relating to the one Property we leased to Ground Round, Inc. In April 2004, the tenant rejected the lease. The lost revenues will have an adverse effect on the results of operations until we are able to re-lease the Property in a timely manner.

         In March 2004, we entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The general partners anticipate that deferring a portion of monthly rent through December 2004 on the one lease the tenant has with us will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on our operating results.

         During the quarters and six months ended June 30, 2004 and 2003, we did not record rental revenues relating to the Property in Minnetonka, Minnesota because the tenant rejected the lease in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues will continue to have an adverse effect on our cash from operations and results of operations until we are able to resolve the outstanding issues.

         In October 2003, Chevy's, Inc., the tenant of the Property in Mesa, Arizona filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has with us, there can be no assurance that the lease will not be rejected in the future. As of August 9, 2004, we have received substantially all of the rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on our results of operations if we are not able to re-lease the Property in a timely manner.

         We earned $136,985 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $137,358 during the same period of 2003, $68,565 and $68,616 of which were earned during the second quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because the leased Property portfolio owned by the joint ventures and the tenancies in common did not change.

         We earned $1,052 in interest and other income during the quarter and six months ended June 30, 2004, as compared to $978 and $6,870 during the same periods of 2003. Interest and other income during 2003 included $5,000 relating to a right-of-way taking for a parcel of land on the San Antonio, Texas Property.

         Operating expenses, including depreciation and amortization expense, were $384,085 during the six months ended June 30, 2004, as compared to $310,070 during the same period of 2003, $182,947 and $142,959 of which were incurred during the second quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2004 due to an increase in state tax expense relating to several states in which we conduct business and due to additional general operating and administrative expenses, including legal fees. In addition, operating expenses were higher during the quarter and six months ended June 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Rochester, New York, which was previously leased by Ground Round, Inc. We will continue to incur these expenses until the Property is re-leased.

         During the quarters and six months ended June 30, 2004 and 2003, we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Minnetonka, Minnesota. We will continue to incur these expenses until we are able to resolve the outstanding issues.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $50,102 and $86,207 relating to the Properties in Destin, Florida and Stow, Ohio during the quarter and six months ended June 30, 2003, respectively. We sold the Property in Destin, Florida in June 2003, resulting in a gain on disposal of discontinued operations of approximately $273,900. We recognized income from discontinued operations of $23,744 and $40,526 during the quarter and six months ended June 30, 2004 relating to the Property in Stow, Ohio. As of August 9, 2004, the sale of this Property had not occurred.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, Portsmouth Joint
Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $30.46 million, consisting of approximately $25.47 million in cash and approximately $4.99 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $33,000 consisting of approximately $28,000 in cash and approximately $5,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                  **previously filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


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