Form 10-Q
period 2004-09-30
CNL INCOME FUND XVIII LTD
filed 2004-11-15
CIK 943730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                           CNL Income Fund XVIII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3295394
---------------------------------              ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

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

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                       September 30,            December 31,
                                                                            2004                    2003
                                                                     -------------------      ------------------
                              ASSETS

   Real estate properties with operating leases, net                 $       17,685,780       $      17,959,319
   Net investment in direct financing leases                                  1,786,501               1,801,248
   Real estate held for sale                                                         --                 750,329
   Investment in joint ventures                                               2,415,402               2,428,342
   Cash and cash equivalents                                                  2,035,077               1,650,686
   Receivables, less allowance for doubtful
       accounts of $352,662 and $260,198, respectively                           50,159                  18,003
   Due from related parties                                                          51                      --
   Accrued rental income                                                        612,892                 578,407
   Other assets                                                                  74,072                  58,297
                                                                     -------------------      ------------------

                                                                     $       24,659,934       $      25,244,631
                                                                     ===================      ==================

                 LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                             $           57,791       $           4,971
   Real estate taxes payable                                                      4,557                  13,600
   Distributions payable                                                        700,000                 700,000
   Due to related parties                                                       105,251                  64,833
   Rents paid in advance                                                         43,687                  43,687
   Deferred rental income                                                         4,068                   4,309
                                                                     -------------------      ------------------
       Total liabilities                                                        915,354                 831,400

   Minority interests                                                           767,033                 772,114

   Partners' capital                                                         22,977,547              23,641,117
                                                                     -------------------      ------------------

                                                                     $       24,659,934       $      25,244,631
                                                                     ===================      ==================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                       2004             2003            2004            2003
                                                    ------------    -------------   -------------   -------------
Revenues:
    Rental income from operating leases             $   485,860     $    511,626    $  1,480,608    $  1,534,442
    Earned income from direct financing leases           43,894           44,371         132,050         133,446
    Interest and other income                                --              536           1,052           7,406
                                                    ------------    -------------   -------------   -------------
                                                        529,754          556,533       1,613,710       1,675,294
                                                    ------------    -------------   -------------   -------------

Expenses:
    General operating and administrative                 81,313           38,208         213,579         132,975
    Property related                                     22,634           16,422          58,148          35,886
    Management fees to related party                      5,855            6,223          17,983          19,067
    State and other taxes                                    --              100          28,611           7,525
    Depreciation and amortization                        91,981           91,981         275,949         275,949
                                                    ------------    -------------   -------------   -------------
                                                        201,783          152,934         594,270         471,402
                                                    ------------    -------------   -------------   -------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures           327,971          403,599       1,019,440       1,203,892

Minority interests                                      (18,101)         (18,116)        (54,304)        (54,432)

Equity in earnings of unconsolidated joint
ventures                                                 60,815           59,032         182,591         181,180
                                                    ------------    -------------   -------------   -------------

Income from continuing operations                       370,685          444,515       1,147,727       1,330,640
                                                    ------------    -------------   -------------   -------------

Discontinued operations:
    Income from discontinued operations                  19,286           23,397          59,812         109,604
    Gain on disposal of discontinued operations         228,891               --         228,891         273,876
                                                    ------------    -------------   -------------   -------------
                                                        248,177           23,397         288,703         383,480
                                                    ------------    -------------   -------------   -------------

Net income                                          $   618,862     $    467,912    $  1,436,430    $  1,714,120
                                                    ============    =============   =============   =============

Income per limited partner unit:
    Continuing operations                           $      0.11     $       0.13    $       0.33    $       0.38
    Discontinued operations                                0.07               --            0.08            0.11
                                                    ------------    -------------   -------------   -------------
                                                    $      0.18     $       0.13    $       0.41    $       0.49
                                                    ============    =============   =============   =============

Weighted average number of limited partner
    units outstanding                                 3,500,000        3,500,000       3,500,000       3,500,000
                                                    ============    =============   =============   =============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Nine Months Ended           Year Ended
                                                                         September 30,            December 31,
                                                                              2004                    2003
                                                                      ---------------------    -------------------

General partners:
    Beginning balance                                                 $             (5,319)    $           (5,319)
    Net income                                                                          --                     --
                                                                      ---------------------    -------------------
                                                                                    (5,319)                (5,319)
                                                                      ---------------------    -------------------

Limited partners:
    Beginning balance                                                           23,646,436             24,252,206
    Net income                                                                   1,436,430              2,194,230
    Distributions ($0.60 and $0.80 per
       limited partner unit, respectively)                                      (2,100,000)            (2,800,000)
                                                                      ---------------------    -------------------
                                                                                22,982,866             23,646,436
                                                                      ---------------------    -------------------

Total partners' capital                                               $         22,977,547     $       23,641,117
                                                                      =====================    ===================

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                   2004              2003
                                                                             ---------------    --------------

   Net cash provided by operating activities                                 $    1,543,776     $   1,762,074
                                                                             ---------------    --------------

   Cash flows from investing activities:
       Proceeds from sale of assets                                               1,000,000         1,742,826
                                                                             ---------------    --------------
          Net cash provided by investing activities                               1,000,000         1,742,826
                                                                             ---------------    --------------

   Cash flows from financing activities:
       Proceeds from loans from corporate general partner                                --           650,000
       Repayment of loans from corporate general partner                                 --          (650,000)
       Distributions to limited partners                                         (2,100,000)       (2,100,000)
       Distributions to holders of minority interests                               (59,385)          (57,412)
                                                                             ---------------    --------------
          Net cash used in financing activities                                  (2,159,385)       (2,157,412)
                                                                             ---------------    --------------

   Net increase in cash and cash equivalents                                        384,391         1,347,488

   Cash and cash equivalents at beginning of period                               1,650,686           432,998
                                                                             ---------------    --------------

   Cash and cash equivalents at end of period                                $    2,035,077     $   1,780,486
                                                                             ===============    ==============

   Supplemental schedule of non-cash investing and financing activities:

          Deferred real estate disposition fee incurred and
   unpaid at end of period                                                   $       30,000     $      54,000
                                                                             ===============    ==============

          Distributions declared and unpaid at end of period                 $      700,000     $     700,000
                                                                             ===============    ==============

           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XVIII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 57.2% interest in Portsmouth Joint Venture and its 39.93% interest in Columbus Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Discontinued Operations

         In May 2004, the Partnership entered into an agreement to sell its property in Stow, Ohio. In August, the Partnership sold this property to a third party and received net sales proceeds of $1,000,000, resulting in a gain on disposal of discontinued operations of approximately $228,900. The Partnership recorded provisions for write-down of assets in previous years relating to this property.

                           CNL INCOME FUND XVIII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The following presents the operating results of the discontinued operations for this property, along with the property in Destin, Florida that was sold in June 2003.

                                                       Quarter Ended                Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004            2003
                                                -------------  -------------- ---------------  --------------

         Rental revenues                        $     19,286   $      23,397  $       62,230   $     120,718
         Expenses                                         --              --          (2,418)        (11,114)
                                                -------------  -------------- ---------------  --------------
         Income from discontinued
             operations                         $     19,286   $      23,397  $       59,812   $     109,604
                                                =============  ============== ===============  ==============

3.       Related Party Transaction

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sales. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, 8% Return, plus their invested capital contributions. During the quarter and nine months ended September 30, 2004, the Partnership incurred a deferred, subordinated real estate disposition fee of $30,000 as a result of the Partnership's sale of the property in Stow, Ohio.

4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $30.46 million, consisting of approximately $25.47 million in cash and approximately $4.99 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $33,000 consisting of approximately $28,000 in cash and approximately $5,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XVIII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on February 10, 1995, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (collectively, the "Properties"), which are leased primarily to operators of selected national and regional fast-food, family-style and casual dining restaurant chains. The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 we owned 17 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004 we owned 16 Properties directly and five Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $30.46 million, consisting of approximately $25.47 million in cash and approximately $4.99 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $33,000 consisting of approximately $28,000 in cash and approximately $5,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $1,543,776 and $1,762,074 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2004, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

         In August 2004, we sold the Property in Stow, Ohio to a third party and received net sales proceeds of $1,000,000, resulting in a gain on disposal of discontinued operations of approximately $228,900. We had recorded a provision for write-down of assets in a previous year relating to this Property. In connection with the sale, we incurred a deferred, subordinated real estate disposition fee of $30,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 8%
Return, plus their invested capital contributions. We intend to use these proceeds to pay liabilities as needed.

         At September 30, 2004, we had $2,035,077 in cash and cash equivalents, as compared to $1,650,686 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at September 30, 2004 was primarily a result of holding sales proceeds. The funds remaining at September 30, 2004, after the payment of distributions and other liabilities, will be used to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, a portion of sales proceeds, from Property sales, and for the nine months ended September 30, 2003, loans from the corporate general partner, we declared distributions to limited partners of $2,100,000 for each of the nine months ended September 30, 2004 and 2003, ($700,000 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2004 and 2003, ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $915,354 at September 30, 2004, as compared to $831,400 at December 31, 2003. The increase in liabilities at September 30, 2004, as compared to December 31, 2003, was due to an increase in accounts payable and accrued expenses and an increase in amounts payable to related parties at September 30, 2004, as compared to December 31, 2003. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In May 2004, we entered into an agreement with a third party to sell the Property in Stow, Ohio. In August 2004, we sold the Property.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,612,658 during the nine months ended September 30, 2004, as compared to $1,667,888 during the same period of 2003, $529,754 and $555,997 of which were earned during the third quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations during the quarter and nine months ended September 30, 2004, was partially a result of American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filing for Chapter 11 bankruptcy protection in February 2004. As a result, we stopped recording rental revenues relating to the one Property we leased to Ground Round, Inc. In April 2004, the tenant rejected the lease. The lost revenues will have an adverse effect on the results of operations until we are able to re-lease the Property.

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

         During the quarters and nine months ended September 30, 2004 and 2003, we did not record rental revenues relating to the Property in Minnetonka, Minnesota because the tenant rejected the lease in 1998 in connection with the tenant's bankruptcy proceedings. The lost revenues will continue to have an adverse effect on our cash from operations and results of operations until we are able to resolve the outstanding issues.

         In October 2003, Chevy's, Inc., the tenant of the Property in Mesa, Arizona filed for Chapter 11 bankruptcy protection. While the tenant has neither rejected nor affirmed the one lease it has with us, there can be no assurance that the lease will not be rejected in the future. As of November 5, 2004, we have received substantially all of the rental payments relating to this lease. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on our results of operations if we are not able to re-lease the Property in a timely manner.

         We earned $182,591 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $181,180 during the same period of 2003, $60,815 and $59,032 of which were earned during the third quarters of 2004 and 2003, respectively. These amounts remained relatively constant, because the leased Property portfolio owned by the joint ventures and the tenancies in common did not change.

         We earned $1,052 in interest and other income during the nine months ended September 30, 2004, as compared to $536 and $7,406 during the quarter and nine months ended September 30, 2003, respectively. Interest and other income during 2003 included $5,000 relating to a right-of-way taking for a parcel of land on the San Antonio, Texas Property.

         Operating expenses, including depreciation and amortization expense, were $594,270 during the nine months ended September 30, 2004, as compared to $471,402 during the same period of 2003, $201,783 and $152,934 of which were incurred during the third quarters of 2004 and 2003, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2004 due to additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. Operating expenses were also higher during the nine months ended September 30, 2004 due to an increase in state tax expense relating to several states in which we conduct business. In addition, operating expenses were higher during the quarter and nine months ended September 30, 2004 because we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Rochester, New York, which was previously leased by Ground Round, Inc. We will continue to incur these expenses until the Property is re-leased.

         During the quarters and nine months ended September 30, 2004 and 2003, we incurred property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to the vacant Property in Minnetonka, Minnesota. We will continue to incur these expenses until we are able to resolve the outstanding issues.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $109,604 relating to the Properties in Destin, Florida and Stow, Ohio during the nine months ended September 30, 2003. We sold the Property in Destin, Florida in June 2003, resulting in a gain on disposal of discontinued operations of approximately $273,900. We recognized income from discontinued operations of $59,812 during the nine months ended September 30, 2004 and income from discontinued operations of $19,286 and $23,397 during the third quarters of 2004 and 2003, respectively, relating to the Property in Stow, Ohio. We sold this Property in August 2004, resulting in a gain on disposal of discontinued operations of approximately $228,900.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Portsmouth Joint Venture and Columbus Joint Venture, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.  Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                **2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVIII, LLC, and CNL Income Fund XVIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 11th day of November 2004.


                                CNL INCOME FUND XVIII, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                 Exhibits

                 **2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XVIII, LLC, and CNL Income Fund XVIII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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